Form 10-Q
period 2017-07-31
Tintri, Inc.
filed 2017-09-14
CIK 1554875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38117

TINTRI, INC

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-2906978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
303 Ravendale Drive Mountain View, CA	94043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 810-8200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 5, 2017, the registrant had 31,324,097 shares of common stock, $0.00005 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which statements involve substantial risks and uncertainties. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•

future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve, and maintain, future profitability;

•	our business plan and our ability to effectively manage our growth and associated investments;
•	the anticipated benefits associated with the use of our solution;
•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;
•	market acceptance of our enterprise cloud solution;
•	adoption of and developments in the technologies that are integral to our value proposition, including virtualized applications and enterprise cloud data centers;
•	beliefs and objectives for future operations, including our plans to introduce new products;
•	our ability to increase sales of our solutions to our existing customers;
•	our ability to attract and retain customers;
•	our ability to maintain and expand our customer base and our relationships with our channel partners;
•	our ability to timely and effectively scale and adapt our existing solutions;
•	anticipated changes in the price of our solution and our pricing model;
•	our ability to develop new solutions and bring them to market in a timely manner;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	our ability to expand internationally;
•	the effects of increased competition in our markets and our ability to compete effectively;
•	consolidation in our industry;
•	sufficiency of cash to meet cash needs for at least the next twelve months;
•	future acquisitions or investments;
•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•	our compliance with tax laws and the adequacy of our accrual for potential tax liabilities;
•	economic and industry trends or trend analysis;
•	the attraction and retention of qualified employees and key personnel;
•	the effects of recent changes to the structure of our sales organization;
•	the estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices; and
•	the future trading prices of our common stock.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

We discuss many of these risks in greater detail in “Risk Factors.” Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q. Unless required by federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statements are made. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TINTRI, INC

Condensed Consolidated Balance Sheets

(in thousands, unaudited)

	As of January 31,	As of July 31,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$48,048	$72,691
Short-term investments	—	7,926
Accounts receivable, net	30,749	18,946
Inventories, net	6,509	6,180
Prepaid and other current assets	6,202	4,958
Total current assets	91,508	110,701
Property and equipment, net	10,410	10,000
Other long-term assets	2,984	3,000
Total assets	$104,902	$123,701
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$15,674	$18,057
Accrued and other current liabilities	20,668	19,725
Deferred revenue, current	28,056	30,172
Long-term debt, current portion	—	18,962
Total current liabilities	64,398	86,916
Deferred revenue, non-current	28,389	30,463
Long-term debt	48,914	49,540
Other long-term liabilities	5,041	5,256
Total liabilities	$146,742	$172,175
Commitments and contingencies (Note 6)
Convertible preferred stock	$257,141	$—
Stockholders’ deficit:
Common stock	1	2
Additional paid-in capital	41,745	355,132
Notes receivables from stockholders	(1,544)	(744)
Accumulated other comprehensive loss	(466)	(337)
Accumulated deficit	(338,717)	(401,316)
Treasury stock	—	(1,211)
Total stockholders’ deficit	(298,981)	(48,474)
Total liabilities, convertible preferred stock and stockholders’ deficit	$104,902	$123,701

See accompanying notes to consolidated financial statements.

TINTRI, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data, unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2017	2016	2017
Revenue:
Product	$20,768	$26,329	$37,445	$48,716
Support and maintenance	6,788	8,537	12,987	16,505
Total revenue	27,556	34,866	50,432	65,221
Cost of revenue:
Product	7,160	11,470	13,096	20,379
Support and maintenance	2,568	3,682	4,640	6,721
Total cost of revenue	9,728	15,152	17,736	27,100
Gross Profit:
Product	13,608	14,859	24,349	28,337
Support and maintenance	4,220	4,855	8,347	9,784
Total gross profit	17,828	19,714	32,696	38,121
Operating expenses:
Research and development	12,989	23,080	26,648	38,003
Sales and marketing	24,466	32,607	49,462	60,049
General and administrative	4,911	13,171	10,586	18,503
Total operating expenses	42,366	68,858	86,696	116,555
Loss from operations	(24,538)	(49,144)	(54,000)	(78,434)
Other expense, net:
Interest expense	(1,376)	(2,798)	(2,813)	(4,072)
Other income, net	395	413	681	455
Total other expense, net	(981)	(2,385)	(2,132)	(3,617)
Loss before provision for income taxes	(25,519)	(51,529)	(56,132)	(82,051)
Provision for income taxes	153	138	351	296
Net loss	$(25,672)	$(51,667)	$(56,483)	$(82,347)
Deemed dividend to Series E and E-1 Convertible Preferred Stock	$-	$-	$-	$(6,588)
Impact of adjustment to Series E, E-1 and F Convertible Preferred Stock	$-	$26,336	$-	$26,336
Net loss attributable to common stockholders	$(25,672)	$(25,331)	$(56,483)	$(62,599)
Net loss per share attributable to common stockholders— basic and diluted	$(7.53)	$(2.05)	$(16.63)	$(7.78)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	3,409,123	12,343,830	3,397,369	8,045,418

See accompanying notes to consolidated financial statements.

TINTRI, INC.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2017	2016	2017
Net loss	$(25,672)	$(51,667)	$(56,483)	$(82,347)
Other comprehensive income (loss), net of taxes:
Unrealized gains on available-for-sale investments	-	-	12	-
Foreign currency translation adjustments	(177)	(14)	(104)	129
Comprehensive loss, net of taxes	$(25,849)	$(51,681)	$(56,575)	$(82,218)

See accompanying notes to consolidated financial statements.

TINTRI, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended July 31,
	2016	2017
Cash flows from operating activities:
Net loss	$(56,483)	$(82,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,799	3,605
Stock-based compensation expense	7,441	25,918
Accretion of balloon payment	402	750
Amortization of debt issuance cost, credit facility fees and debt discounts	221	105
Other	(18)	(13)
Changes in operating assets and liabilities:
Accounts receivable	5,662	11,803
Inventories	(1,009)	329
Prepaid expenses and other assets	(2,976)	(887)
Payment of offering costs	(1,900)	(1,518)
Accounts payable	2,569	(1,583)
Deferred revenue	3,540	4,190
Accrued and other liabilities	(1,760)	(1,807)
Net cash used in operating activities	(39,512)	(41,455)
Cash flows from investing activities:
Purchase of property and equipment	(2,331)	(2,054)
Purchase of investments	(8,423)	(7,926)
Proceeds from maturities of investments	40,810	—
Net cash provided by (used in) investing activities	30,056	(9,980)
Cash flows from financing activities:
Payment on capital lease financing	(112)	(172)
Proceeds from revolving line of credit	6,962	5,000
Proceeds from term loan	—	15,000
Proceeds from initial public offering, net of underwriting discounts and commissions	—	55,804
Proceeds from repayment of employee notes receivable	67	—
Proceeds from exercise of stock options	696	470
Net cash provided by financing activities	7,613	76,102
Foreign exchange impact on cash and cash equivalents	(62)	(24)
Net increase (decrease) in cash and cash equivalents	(1,905)	24,643
Cash and cash equivalents, beginning of period	50,716	48,048
Cash and cash equivalents, end of period	$48,811	$72,691
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$513	$63
Cash paid for interest	$1,906	$3,276
Supplemental disclosures of noncash investing and financing activities:
Convertible preferred stock warrants issued in connection with debt financing	$—	$277
Common stock warrants issued to Series E-2 and F-2 Holders	$—	$14,641
Reclassification of convertible preferred stock warrant liability to additional paid in capital	$—	$375
Conversion of convertible preferred stock to common stock, net of issuance costs	$—	$263,729
Offering costs included in accounts payable	$632	$2,850
Vesting of early exercised options	$33	$345
Assets acquired through accounts payable	$563	$776
Vesting of stock options exercised with notes receivable	$279	$231
Transfer of inventory to sales demonstration equipment	$174	$373
Transfer of inventory to internal use equipment	$155	$105
Deemed dividend to series E and E-1 Convertible Preferred Stock	$—	$6,588
Deemed capital contribution from Series E, E-1 and F Convertible Preferred Stock	$—	$26,336
Repurchase of common stock by way of note forgiveness	$—	$1,211
Repayment of executive employee promissory notes through repurchase of common stock	$—	$7,899

See accompanying notes to consolidated financial statements.

TINTRI, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Business Overview

Description of Business

Tintri, Inc. (Tintri or the Company) was incorporated in the state of Delaware in 2008 and is headquartered in Mountain View, California. The Company develops and markets an enterprise cloud platform combining cloud management software technology and a range of all-flash storage systems, for virtualized and cloud environments.

Initial Public Offering

In July 2017, the Company completed its initial public offering (“IPO”), in which it sold 8,572,000 shares of common stock. The shares were sold at an IPO price of $7.00 per share for net proceeds of $55.8 million, after deducting underwriting discounts and commissions of $4.2 million. Immediately prior to the closing of the Company’s IPO, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into an aggregate 17,992,973 shares of common stock in accordance with the terms of each series of preferred stock.

Following the completion of the IPO, the IPO underwriters exercised an over-allotment option to purchase an additional 1,000,000 shares of common stock from the Company in August 2017. The additional shares were sold at the IPO price of $7.00 per share for net proceeds of $6.5 million, after deducting underwriting discounts and commissions of $0.5 million.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and applicable rules and regulations of the Securities and Exchange Commission (the SEC) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s prospectus (the Prospectus) filed pursuant to Rule 424(b) under the Securities Exchange Act of 1933, as amended, with the SEC on June 30, 2017.

The condensed consolidated balance sheet as of January 31, 2017, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by U.S. GAAP on an annual reporting basis.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year 2018 or any future period.

Liquidity

The Company has experienced negative cash flows from operations since its inception and expects negative cash flows from operations to continue for the foreseeable future. Net losses incurred during the past three fiscal years ended January 31, 2015, 2016 and 2017 amounted to $69.7 million, $101.0 million and $105.8 million, respectively, and $82.3 million for the six months ended July 31, 2017. Unless and until the Company is able to generate sufficient revenue from sales of its products and services to generate positive cash flows from operations, it expects such losses to continue. The Company is also subject to certain financial covenants related to its debt facilities that, if breached, could result in the debt becoming immediately due and payable in the event the lenders choose to declare an event of default. The Company may not have sufficient liquidity to repay amounts outstanding under its debt facilities should they become immediately due and payable.

Historically, the Company has funded a significant portion of its operations through the issuance of equity and debt. In fiscal 2016, the Company raised $124.6 million in gross proceeds (Note 7) related to the sale of convertible preferred stock. The Company has also entered into credit facilities, under which the Company had borrowed an aggregate of $69.0 million as of July 31, 2017, and a Note Purchase Agreement (Note 5). In July 2017, the Company completed its IPO, in which it raised $55.8 million, after deducting underwriting discounts and commission. In August 2017, the Company sold an additional 1,000,000 shares of its common stock in connection with the IPO underwriters exercising an over-allotment option, pursuant to which the Company received net proceeds of $6.5 million, after deducting underwriting discounts and commissions. The Company expects that this additional financing from its IPO, combined with its plans for continued revenue growth, its existing cash and cash equivalents and short-term investments, and its Note Purchase Agreement and credit facilities will provide sufficient liquidity for the Company to meet its obligations and debt financial covenants through at least September 14, 2018.

Until the Company can generate positive cash flows from operations, it expects to continue to finance its operations with additional debt or equity financing and/or work with its lenders to amend certain financial covenants. The Company’s ability to raise additional liquidity is subject to a number of uncertainties, including, but not limited to, the market demand for the Company’s common or preferred stock, the Company’s financial performance and outlook, the market demand for the Company’s products and services, negative economic developments, adverse market conditions, significant delays in launch of new products and lack of market acceptance of new products. If the Company is not able to raise additional capital or access its debt facilities in sufficient amounts to fund its operations, it would have a material adverse effect on the Company’s business, operating results and financial condition.

(2) Basis of Presentation and Summary of Significant Accounting Policies

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of the fair value of deliverables included in multiple element revenue arrangements, valuation of inventories, warranty liability, the useful lives of property and equipment, fair value of the Company’s common stock, value of convertible preferred stock warrant liability, the value of stock options granted, accounting for income taxes, including the valuation reserve on deferred tax assets and accounting for uncertain tax positions, and contingencies. Actual results could differ materially from these estimates. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

Concentrations

The Company’s financial instruments that are exposed to concentrations of credit risk are primarily cash and cash equivalents, investments, and accounts receivable. Cash and cash equivalents, and investments are maintained primarily at one financial institution, and deposits will generally exceed the amount of insurance provided on such deposits. Risks associated with cash and cash equivalents, and investments are mitigated by banking with a creditworthy institution. The Company has not experienced any losses on its deposits of cash and cash equivalents or its investments.

The Company sells its products primarily through channel partners and distributors (collectively, Partners), and occasionally directly to customers.

The Company’s accounts receivable are unsecured and represent amounts due to the Company based on contractual obligations of the Company’s Partners and direct customers. The Company mitigates credit risk with respect to accounts receivable by performing ongoing credit evaluations of its Partners and direct customers to assess the probability of collection based on a number of factors, including, but not limited to, past transaction experience with its Partners and direct customers, evaluation of their credit history, limiting the credit extended, and review of the invoicing terms of the contract. The Company generally does not require its Partners and direct customers to provide collateral to support accounts receivable. The Company records an allowance for doubtful accounts for those receivables that are determined not to be collectible.

For each Partner or direct customer greater than 10%, revenue as a percentage of total revenue and accounts receivable as a percentage of total accounts receivable are as follows:

	Revenue for the Three Months Ended July 31,		Revenue for the Six Months Ended July 31,		Accounts Receivable as of January 31,	Accounts Receivable as of July 31,
	2016	2017	2016	2017	2017	2017
Partner A	*	24%	*	22%	16%	29%
Partner B	*	19%	*	10%	*	12%

*	Represents less than 10%.

The Company outsources substantially all of its manufacturing to one independent contract manufacturer. The inability of the manufacturer or supplier to fulfill the Company’s supply or quality requirements or performance failures of the Company’s products could result in lost sales and damage to the Company’s end-customer relationships, which would adversely impact the Company’s business, financial condition and operating results.

Foreign Currency Translation and Transactions

The financial position and operating results of the Company’s international subsidiaries in the United Kingdom (U.K.), Japan, Australia, Ireland and Singapore have been measured using their respective local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the respective consolidated balance sheet date. Revenue and expenses are translated into U.S. dollars using average exchange rates for the corresponding period. Translation adjustments are recorded within other comprehensive loss as a separate component of stockholders’ deficit. There is no income tax effect of currency translation adjustments related to foreign subsidiaries as the Company has no present intention of remitting the undistributed earnings of its foreign subsidiaries.

Gains and losses from the remeasurement of foreign currency-denominated balances into the functional currency are included in Other income, net in the Company’s consolidated statements of operations. Remeasurement gains and losses were immaterial for the three and six months ended July 31, 2016 and 2017.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, investments, accounts payable and accrued and other current liabilities, approximates fair value due to the short period of time to maturity, receipt or payment. The carrying amount of the Company’s revolving line of credit and term loan approximates its fair value as the stated interest rates approximate market rates currently available to the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments, such as money market funds, with original maturities of 90 days or less at date of purchase, to be cash equivalents. Cash and cash equivalents consist principally of checking account deposits and money market funds.

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio and an allowance for returns. An allowance for doubtful accounts is determined based on the aging of the Company’s trade receivables, historical experience, and management judgment. The Company writes off trade receivables against the allowance when management determines a balance is uncollectible and no longer actively pursues collection of the receivable. An allowance for returns is determined based on historical returns and management judgment. As of January 31, 2017 and July 31, 2017, allowance for doubtful accounts was $0.1 million and $0, respectively. Allowance for returns was $0.3 million and $0.4 million as of January 31, 2017 and July 31, 2017, respectively.

Inventories

Inventories consist primarily of raw materials related to component parts and finished goods. Finished goods include inventory held for sale, service inventory held at third-party service inventory depots in support of customer service agreements, and customer evaluation inventory.

The following is a summary of the Company’s inventories by major category (in thousands):

	As of January 31,	As of July 31,
	2017	2017
Raw materials	$264	$229
Finished goods	6,245	5,951
	$6,509	$6,180

Inventory values are stated at the lower of cost (on a first-in, first-out method), or market value. A provision is recorded to adjust inventory to its estimated realizable value when inventory is determined to be in excess of anticipated demand or obsolete. Specifically, customer support inventory is written down to its net realizable value based upon the estimated loss of utility starting from the date the customer support inventory is placed in the third-party service inventory depots through the estimated period of service obligation fulfillment; and customer evaluation inventory is periodically reviewed and reserved for excess and obsolescence.

The Company recorded inventory writedowns of $0.6 million and $0.9 million for the six months ended July 31, 2016 and 2017, respectively, of which $0 and $0.2 million, respectively, were recorded in cost of product revenue and $0.6 million and $0.7 million, respectively, were recorded in cost of support and maintenance revenue in the consolidated statements of operations. Inventory writedowns for the three months ended July 31, 2016 and 2017 were $0.4 million and $0.5 million, respectively, of which $0 and $0.1 million, respectively, were recorded in cost of product revenue and $0.4 million and $0.4 million, respectively, were recorded in cost of support and maintenance revenue in the consolidated statements of operations.

Investments

The Company’s primary objectives of its investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Some of the securities the Company invests in are subject to interest risk. To minimize this risk, the Company maintains its portfolio of cash, cash equivalents, short-term and long-term investments in a variety of securities, which may include commercial paper, money market funds, U.S. government and agency securities, and corporate debt securities.

The Company classifies its investments as available-for-sale at the time of purchase since it is intended that these investments are available for current operations, and include these investments on the accompanying consolidated balance sheets as either short-term or long-term investments depending on their maturity. Investments not considered cash equivalents and with maturities of one year or less from the consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the consolidated balance sheet date are classified as long-term investments.

Investments are reported at fair value and are subject to periodic impairment review. Unrealized gains and losses related to changes in the fair value of these securities are recognized in accumulated other comprehensive loss net of tax, unless they are determined to be other-than-temporary impairments. The ultimate value realized on these securities is subject to market price volatility until they are sold.

Investments are considered impaired when a decline in fair value is judged to be other-than-temporary. The Company consults with investment managers and considers available quantitative and qualitative evidence in evaluating potential impairment of investments on a quarterly basis. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold the investment to maturity. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Property and Equipment, Net

Property and equipment, including leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Depreciation on property and equipment, excluding leasehold improvements and sales demonstration equipment, ranges from 24 to 60 months. Sales demonstration equipment is depreciated over the estimated useful lives of the respective assets, which range up to 24 months.

Leasehold improvements are amortized over the shorter of the estimated useful lives of the respective assets or the remaining property lease terms, which range up to eight years.

Upon the retirement or disposition of property and equipment, the related costs and accumulated depreciation are removed and any related gain or loss is recorded in the consolidated statements of operations as an operating expense.

Impairment of Long-Lived Assets

The Company evaluates events and changes in circumstances that could indicate carrying amounts of long-lived assets, consisting of property and equipment, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, the Company records an impairment charge for the amount by which the carrying amount of the asset exceeds the fair value of the asset. When the Company determines that the useful lives of assets are shorter than was originally estimated, the Company accelerates the rate of depreciation over the assets’ new, shorter useful lives. Through July 31, 2017, the Company did not write down any of its long-lived assets as a result of impairment.

Warranties

The Company provides a one-year warranty for hardware components covering material defects in materials and workmanship. In addition, the Company provides a 90-day warranty on the software in its products for nonconformance with documented specifications.

With respect to the hardware warranty obligation, the Company’s contract manufacturer is generally required to repair or replace defective hardware resulting from defective workmanship within one year of shipment. Furthermore, the Company’s support contracts provide for the same parts replacement that end-users are entitled to under the warranty program, except that replacement parts are delivered according to targeted response times to minimize disruption to the end-users’ critical business applications. Substantially all end-users purchase support contracts.

Given that substantially all products are sold together with support contracts, the Company has limited exposure related to warranty costs and therefore no warranty reserve has been recorded.

Revenue Recognition

The Company generates revenue from sales of enterprise cloud platform solutions and related support and maintenance. The Company derives revenue primarily from two sources: (i) Product revenue, which includes hardware and perpetual software license revenue and (ii) Support and maintenance revenue, which includes support, installation services and training. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; the product or service has been delivered; the sales price is fixed or determinable; and collection is reasonably assured.

The Company defines each of the four criteria above as follows:

•

Persuasive Evidence of an Arrangement Exists. The Company uses stand-alone purchase orders, signed sales quotations or purchase orders pursuant to the terms and conditions of a master sales agreement to support the evidence of an arrangement with Partners and direct customers.

•

Delivery has Occurred. The Company uses shipping documentation to verify delivery of products. Provided that all other revenue recognition criteria have been met, the Company typically recognizes product revenue upon shipment, as title and risk of loss are transferred at that time. Products are typically shipped directly by the Company to Partners and direct customers. Support and maintenance revenue is recognized over time as the services are delivered. The Company generally does not have significant obligations for future performance, such as rights of return or pricing credits, associated with the sales of its products. It is the Company’s practice to identify an end user prior to shipment to a Partner.

•

The Sales Price is Fixed or Determinable. The Company assesses whether the fee is fixed or determinable based on the payment terms associated with the transaction. If the terms are extended beyond the Company’s normal payment terms, the Company will recognize revenue as the payments become due. Payments from Partners are not contingent on the Partners’ receiving payment from the end-users.

•

Collection is Reasonably Assured. The Company assesses probability of collection on an individual basis. The Company’s Partners or customers are subjected to a credit review process that evaluates their financial condition and ability to pay.

Support and maintenance revenue includes arrangements for software and technical support for the Company’s products. While purchasing support and maintenance is not mandatory, substantially all products shipped have been purchased together with a support contract. Support is offered under renewable, fee-based contracts and includes technical support, hardware repair and replacement parts, and software patches, bug fixes, updates, and upgrades. Support and maintenance revenue is initially deferred and recognized ratably over the life of the contract, with the related expenses, including the write down of customer support inventory to its net realizable value, recognized as incurred. Support and maintenance contracts range from one to five years. Unearned support revenue is included in deferred revenue.

Professional service revenue primarily consists of fees the Company earns related to installation. While installation services are not contractually mandatory, customers occasionally purchase such services. The Company generally recognizes revenue from installation services upon delivery or completion of performance. Installation services are typically short term in nature. To date, revenue arising from installation service has been insignificant.

The Company reports revenue net of sales taxes. Shipping charges billed to customers are included in product revenue and the related shipping and handling costs are included in cost of product revenue.

Multiple Element Arrangements

The Company’s offering consists of hardware products containing software components that function together to provide the essential functionality of the product. Therefore, the Company’s hardware products (inclusive of the core software) are considered non-software deliverables and are not subject to industry-specific software revenue recognition guidance.

The Company’s product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software may operate on the Company’s hardware product, but is not considered essential to the functionality of the hardware and is subject to the industry-specific software revenue recognition guidance.

The Company’s typical multiple element arrangement includes hardware product (including the essential software) and support. The Company may also sell stand-alone software as part of its multiple element arrangements. The Company considers each of these deliverables to be separate units of accounting based on whether the delivered items have stand-alone value. The Company has determined that each unit of accounting has stand-alone value because they are sold separately by the Company or, for hardware products, because the customers can resell them to others on a stand-alone basis.

For certain arrangements with multiple deliverables, the Company allocates the arrangement fee to the non-software element based upon the relative selling price of such element and, if software and software-related elements such as support for the software element are also included in the arrangement, the Company allocates the arrangement fee to those software and software-related elements as a group. After such allocations are made, the amount of the arrangement fee allocated to the software and software-related elements is accounted for using the residual method. When applying the relative selling price method, the Company determines the selling price for each element using vendor-specific objective evidence (VSOE) of selling price, if it exists, or if not, third-party evidence (TPE) of selling price, if it exists. If neither VSOE nor TPE of selling price exist for an element, the Company uses its best estimated selling price (BESP) for that element. The revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for that element.

When an arrangement includes stand-alone software products and related support, consideration is allocated to the software deliverable as described above. The Company uses the residual method to recognize revenue related to this consideration when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In the majority of the Company’s contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the VSOE of fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized upfront as product revenue. If evidence of the VSOE of fair value of the undelivered elements does not exist, all revenue is deferred and recognized at the earlier of (i) when delivery of those elements occurs or (ii) when fair value can be established unless support services is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual period of the support services.

VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those deliverables when sold separately. In determining VSOE, the Company requires that a substantial majority of the selling prices for a deliverable fall within a reasonably narrow pricing range, evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range.

The Company is not able to determine TPE for its products or services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers and its offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

When the Company is unable to establish the selling price of its deliverables using VSOE or TPE, the Company uses BESP in its allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. The Company determines BESP for the purposes of allocating the arrangement by reviewing market factors including, but not limited to, pricing practices including discounting, the geographies in which the Company offers its products and services, and the type of customer (i.e., Partners or direct customers). Additionally, the Company considers historical transactions, including transactions whereby the deliverable was sold on a stand-alone basis.

Deferred revenue consists of billings or payments received in advance of revenue recognition and primarily relates to support and maintenance. Deferred revenue that will be recognized during the twelve-month period following the balance sheet date is recorded as Deferred revenue, current and the remaining portion is recorded as Deferred revenue, non-current.

Research and Development

Research and development expense consists of personnel costs, including stock-based compensation expense, for the Company’s research and development personnel and product development costs, including engineering services, development software and hardware tools, depreciation of capital equipment, facility costs, and information technology spend. Research and development costs are expensed as incurred.

All costs incurred in the research and development of the Company’s software products are expensed as incurred until technological feasibility has been established. As of January 31, 2017 and July 31, 2017, there were no capitalized computer software development costs as the time between technological feasibility and general release is short.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs for the six months ended July 31, 2016 and 2017 were $0.4 million and $1.9 million, respectively. Advertising costs for the three months ended July 31, 2016 and 2017 were $0.2 million and $0.9 million, respectively.

Commission Costs

Commission costs are expensed as incurred and are included in sales and marketing expense.

Stock-Based Compensation

Stock Options

The Company measures and recognizes compensation expense for all stock-based awards made to employees based on estimated fair values on the date of grant. Stock-based awards consist of stock options. The Company uses the Black-Scholes option pricing model to estimate the value of stock-based compensation expense for all stock options. The related stock-based compensation expense is recognized on a straight-line basis, over the period in which an employee is required to provide service in exchange for the stock-based award, which is generally four years.

Restricted Stock Units

Stock-based compensation expense is measured and recognized in the financial statements based on the fair value of the Company’s common stock on the date of grant. Stock-based compensation expense is recognized over the requisite service period, and upon performance conditions being met.

Income Taxes

The Company recognizes income taxes under the asset-and-liability method. The Company recognizes deferred income tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. The Company recognizes the effect on deferred income taxes of a change in tax rates in income in the period that includes the enactment date.

The Company records a valuation allowance to reduce its deferred tax assets to the net amount that the Company believes is more likely than not to be realized. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that the deferred tax assets will be realized as of July 31, 2017. Accordingly, the Company has recorded a full valuation allowance on its net deferred tax assets.

The Company recognizes tax benefits from uncertain tax positions only if they believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The Company makes adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. The provision for income taxes includes the effects of any reserves that are considered appropriate, as well as the related net interest and penalties.

The Company expects to permanently reinvest undistributed earnings in foreign subsidiaries outside of the United States to fund future foreign operations. The Company projects that it will have sufficient cash flow in the United States and will not need to repatriate the foreign earnings to finance our domestic operations. If the Company were to distribute these earnings to the United States, it would be subject to U.S. income taxes, less any allowable foreign tax credits, and foreign withholding taxes. The Company has not recorded a deferred tax liability on any portion of our undistributed earnings in foreign subsidiaries. If the Company were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The standard provides new authoritative guidance addressing eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The standard is effective for the Company in the first quarter of fiscal year 2019. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases. The standard increases transparency and comparability among organizations by requiring companies to recognize leased assets and related liabilities on the balance sheet and disclose key information about leasing arrangements. This standard is effective for the Company in the first quarter of fiscal year 2020. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In May 2014, FASB issued ASU, 2014-09, Revenue from Contracts with Customers. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers, to defer the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, but permits entities to adopt the original effective date if they choose. This standard will be applied using either the full or modified retrospective adoption methods. The Company does not plan to early adopt, and accordingly, will adopt the new standard in its first quarter of fiscal 2019. The Company will adopt this new standard using the full retrospective adoption method, and believe impacted areas relate to the deferral of costs to obtain a contract, which are primarily commission expense directly incurred as a result of sales of products and related support, and the allocation of revenue from support and maintenance to products for certain arrangements.

The Company has engaged third party service providers to assist in its evaluation and system implementation. Furthermore, the Company has made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. While the Company continues to assess the potential impact of the new standard, including the areas described above, it has not yet quantified the impact the new standard may have on its consolidated financial statements.

(3) Fair Value Measurements

We categorize assets and liabilities recorded at fair value on our consolidated balance sheets based on the accounting guidance framework for measuring fair value on either a recurring or nonrecurring basis, whereby inputs used in valuation techniques are assigned a hierarchical level.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, to measure the fair value:

•	Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.
•

Level 2—Inputs are quoted prices for similar assets and liabilities in active markets; or quoted prices for identical assets or liabilities in less active markets; or benchmark yields, reported trades, broker/dealer quotes or inputs other than quoted prices that are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments. The valuation techniques leverage an independent professional pricing service that uses calculated prices whereby securities with short maturities and infrequent secondary market trades are typically priced via mathematical calculations, cross-market approach, and model valuation methods, which are corroborated by market data.

•	Level 3—Inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial or nonfinancial asset or liability. These estimates are subjective in nature and involve uncertainties or significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table presents the fair value of the Company’s financial assets and liabilities using the above input categories as of January 31, 2017 and July 31, 2017 (in thousands):

	As of January 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$31,468	$—	$—	$31,468
Total cash equivalents	31,468	—	—	31,468
Total assets measured at fair value	$31,468	—	—	$31,468
Convertible preferred warrants:
Series E Convertible Preferred Stock warrants(1)	$—	$—	$568	$568
Total convertible preferred stock warrants	—	—	568	568
Total liabilities measured at fair value	$—	$—	$568	$568

	As of July 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$36,678	$—	$—	$36,678
Corporate debt securities	—	11,954	—	11,954
Total cash equivalents	36,678	11,954	—	48,632
Short-term investments:
Corporate debt securities	—	5,931	—	5,931
U.S. government and agency securities	—	1,995	—	1,995
Total short-term investments	—	7,926	—	7,926
Total assets measured at fair value	$36,678	$19,880	$—	$56,558

(1)

Series E Convertible Preferred Stock Convertible Preferred Stock warrant liability is included in Other long-term liabilities in the accompanying consolidated balance sheet. Immediately prior to the closing of the IPO, all convertible preferred stock warrants automatically converted into common stock warrants.

A summary of the changes in the fair value of the Company’s convertible preferred stock warrant liability is as follows (in thousands):

	January 31,	July 31,
	2017	2017
Convertible preferred stock warrant liability—beginning balance	$532	$568
Change in fair value*	36	(470)
Issuance of convertible preferred stock warrants	—	277
Reclassification of convertible preferred stock warrant liability to additional paid in capital	—	(375)
Convertible preferred stock warrant liability—ending balance	$568	$—

*	Recorded in the consolidated statements of operations within Other income, net.

The Company did not have any material financial assets or liabilities for which fair value is determined using Level 3 inputs other than convertible preferred stock warrants and common stock warrants, which are discussed further in Note 7 Convertible Preferred Stock and Note 8 Common Stock, respectively.

(4) Balance Sheet Components

Short Term Investments

The Company did not have any investments as of January 31, 2017.  Unrealized gains or losses from the Company’s short-term investments were immaterial as of July 31, 2017. There was no other-than-temporary impairment for these investments as of July 31, 2017.

The following table summarizes the fair value of the Company’s available for sale investments as of July 31, 2017 (in thousands):

	As of July 31, 2017
	Carrying Amount	Fair Value
Due within one year	$7,926	$7,926
Total	$7,926	$7,926

Property and Equipment, net

Property and equipment, net consist of the following (in thousands):

	As of January 31,	As of July 31,
	2017	2017
Computer equipment	$17,431	$19,508
Leasehold improvements	5,941	5,944
Sales demonstration equipment	5,903	6,098
Beta equipment	1,060	1,516
Furniture and fixtures	1,550	1,657
Software	649	660
Construction in progress	39	77
Total property and equipment	32,573	35,460
Less accumulated depreciation and amortization	(22,163)	(25,460)
Total property and equipment, net	$10,410	$10,000

Depreciation and amortization expense related to property and equipment for the six months ended July 31, 2016 and 2017 was $4.8 million and $3.6 million, respectively. Depreciation and amortization expense related to property and equipment for the three months ended July 31, 2016 and 2017 was $2.5 million and $1.7 million, respectively.

At the beginning of the year ended January 31, 2016, the Company substantially ceased its customer evaluation inventory program and initiated its sales demonstration equipment program. As a result, evaluation units in the Company’s sales demonstration equipment program are subject to depreciation over their useful life on a straight line basis. For the six months ended July 31, 2016 and 2017, depreciation expense for sales demonstration equipment was $1.7 million and $0.7 million, respectively, and is included in sales and marketing expense in the consolidated statements of operations. For the three months ended July 31, 2016 and 2017, depreciation expense for sales demonstration equipment was $0.9 million and $0.3 million, respectively, and is included in sales and marketing expense in the consolidated financial statements.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of January 31,	As of July 31,
	2017	2017
Accrued sales and use taxes payable	$1,697	$1,830
Accrued sales commissions	4,706	2,325
Accrued bonus	2,427	2,416
Accrued vacation	3,561	4,018
Other accruals	8,277	9,136
Total accrued and other current liabilities	$20,668	$19,725

(5) Debt Obligations

Debt obligations, net of debt discount and deferred financing costs, consist of the following (in thousands):

	As of January 31,	As of July 31,
	2017	2017
Revolving line of credit	$13,962	$18,962
Term loan	34,952	49,540
Total debt	48,914	68,502
Less current portion of debt	—	(18,962)
Total long-term portion of debt	$48,914	$49,540

As of July 31, 2017, the Company has a credit facility with TriplePoint that provides up to $60.0 million of available funds. This credit facility is secured by a security interest, junior to the SVB facility described below, on substantially all of the Company’s assets, including its intellectual property, and contains certain customary non-financial restrictive covenants. As of July 31, 2017, $50.0 million was outstanding under this facility. Of such amount, $15.0 million bears interest at 9.0% per year and becomes due in February 2019. The other $35.0 million bears interest at 11.25% per year and becomes due in February 2019. If the Company on or before February 2019 prepays a minimum of $20.0 million of the total $50.0 million of principal outstanding under this facility and pays an amortization fee to TriplePoint and complies with certain other conditions, the maturity of the remaining $30.0 million outstanding principal balance will be extended to August 2020, subject to the Company making equal monthly amortizing payments of principal and interest through the extended maturity date, calculated at an interest rate equal to 1.50% higher than the rate that previously applied.

The Company also has a revolving line of credit with SVB, from which an amount based on a percentage of qualifying accounts receivable is available for the Company to borrow, up to a total of $20.0 million. This facility is secured by a security interest, senior to the TriplePoint facility described above, on substantially all of the Company’s assets, including its intellectual property, and is subject to certain financial covenants. This facility is scheduled to expire in May 2018. As of July 31, 2017, $19.0 million was outstanding under this facility, which bears weighted average interest of 4.84% per year.

As of January 31, 2017 and July 31, 2017, the Company was in compliance with all of the covenants contained in its credit facility with SVB.

Amortization of credit facility fees and debt issuance cost to interest expense under the line of credit and the credit facility was $0.2 million and $0.1 million for the six months ended July 31, 2016 and 2017, respectively, and $0.1 million and $0.1 million for the three months ended July 31, 2016 and 2017, respectively. The credit facility fee balance was $0 as of both January 31, 2017 and July 31, 2017. The debt issuance costs and discounts balance was $0 and $0.5 million as of January 31, 2017 and July 31, 2017, respectively. The accreted balloon payment balance as of January 31, 2017 and July 31, 2017 was $1.4 million and $2.1 million, respectively.

In May 2017, the Company entered into a Note Purchase Agreement with certain of its stockholders pursuant to which such stockholders have agreed to purchase from the Company, and the Company has agreed to sell to such stockholders, one or more subordinated convertible promissory notes (Convertible Promissory Notes) having a maximum aggregate principal amount of $25.0 million. Subject to the terms and conditions set forth in the Note Purchase Agreement, the Convertible Promissory Notes may be issued and sold in one or more tranches (each a Tranche) in aggregate amounts to be determined by the Company pursuant to approval of a majority of the members of the Company’s board of directors. Within 30 days of the Company providing a written notice to the relevant stockholders that the Company intends to draw funds under a Tranche, the stockholders shall purchase the required Convertible Promissory Notes.

In June 2017, the Company entered into an amendment to the Note Purchase Agreement with certain of its stockholders. Pursuant to the amendment, the obligations of the Company to issue and the stockholders to purchase Convertible Promissory Notes will expire upon the earlier to occur of December 31, 2019 or a change of control of the Company.

If and when issued, the Convertible Promissory Notes will have an interest rate of 8% per annum and will mature 18 months from the date of issuance. In addition, at any time on or after December 1, 2019, at the Company’s election, pursuant to the approval of a majority of the members of the Company’s board of directors, the Convertible Promissory Notes will convert into shares of the Company’s common stock at the IPO price of $7.00 per share, provided that any Convertible Promissory Notes issued to entities affiliated with one of the Company’s existing stockholders that is a party to the Note Purchase Agreement will be converted at the average price of the Company’s common stock on the NASDAQ Stock Market over the 30-day period preceding the conversion.

As of July 31, 2017, no Notes have been issued and sold under the Note Purchase Agreement.

As of January 31, 2017 and July 31, 2017, scheduled principal payments on the outstanding borrowings are as follows (in thousands):

As of January 31, 2017:
Fiscal 2019	$48,962
Total	48,962
Less debt discount	(48)
Less current portion	—
Non-current portion	$48,914

As of July 31, 2017:
Fiscal 2019	$18,962
Fiscal 2020	50,000
Total	68,962
Less debt discount	(460)
Less current portion	(18,962)
Non-current portion	$49,540

(6) Commitments and Contingencies

Leases

The Company has entered into various noncancelable operating lease agreements and capital lease agreements for its offices and equipment with lease periods expiring between fiscal 2018 and 2023. Certain of these arrangements have escalating rent payment provisions and optional renewal clauses. The Company is also committed to pay a portion of the actual operating expenses under certain of these operating lease agreements. As of January 31, 2017 and July 31, 2017, future minimum lease payments under noncancelable operating leases were as follows (in thousands):

As of January 31, 2017:
2018	$7,121
2019	7,019
2020	7,127
2021	7,021
2022	7,068
Thereafter	3,984
Committed gross lease payments	39,340
Less proceeds from sublease rental	(4,244)
Net operating lease obligation	$35,096

As of July 31, 2017:
Remaining Fiscal 2018	$3,678
2019	7,068
2020	7,135
2021	7,021
2022	7,068
Thereafter	3,984
Committed gross lease payments	35,954
Less proceeds from sublease rental	(3,655)
Net operating lease obligation	$32,299

The Company recognizes rent expense under its operating leases on a straight-line basis. Rent expense totaled $2.3 million and $3.1 million for the six months ended July 31, 2016 and 2017, respectively and was $1.1 million and $1.6 million for the three months ended July 31, 2016 and 2017, respectively.

As of January 31, 2017 and July 31, 2017, future minimum lease payments under noncancelable capital leases were as follows (in thousands):

As of January 31, 2017:
2018	$216
2019	96
2020	77
Total	389
Interest	(20)
Total	$369

As of July 31, 2017:
Remaining Fiscal 2018	$67
2019	96
2020	77
Total	240
Interest	(12)
Total	$228

Contingencies

The Company may, from time to time, become a party to various legal proceedings arising in the ordinary course of business. The Company investigates these claims as they arise. The Company does not believe, based on current knowledge, that any of the current claims will have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

Indemnification

Some of the Company’s contracts require the Company to indemnify its customers, distributors, or other business partners against certain risks, including in some cases against any third-party claims asserting infringement of certain intellectual property rights. The Company’s exposure under these indemnification provisions is generally limited to the total amount paid by the customer or business partner under the agreement. However, certain agreements include indemnification provisions that could potentially expose the Company to losses in excess of the amount received under the agreement. In addition, the Company has agreed to indemnify its directors, officers, and certain key employees against any liabilities that they may incur while serving in good faith in their respective capacities. To date, there have been no claims under any indemnification provisions.

Purchase Commitments

During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company provides rolling forecasts to its contract manufacturer of the monthly purchase requirements, a certain amount of which are purchase commitments that the contract manufacturer relies upon to procure components used to build finished products. The Company records a charge to cost of product revenue for firm, non-cancelable and unconditional purchase commitments with its contract manufacturer for non-standard components when and if quantities exceed the Company’s future demand forecasts. As of January 31, 2017, the Company had approximately $13.5 million of purchase commitments with its contract manufacturer. As of July 31, 2017 the Company had approximately $24.4 million of purchase commitments with its contract manufacturer.

(7) Convertible Preferred Stock

Prior to the closing of Company’s IPO, the Company’s convertible preferred stock was issuable in series. The number of authorized, issued, and outstanding shares of convertible preferred stock, the issuance date, net proceeds and the aggregate liquidation preferences for the convertible preferred stock as of January 31, 2017 and immediately prior to the automatic conversion of the convertible preferred stock into common stock were as follows (in thousands, except share data):

	Date issued	Number of shares authorized	Shares issued and outstanding	Liquidation preference
A	August 2008	1,533,329	1,533,329	$4,600
B	July 2009	2,119,997	2,119,997	12,000
C	May 2011	1,312,311	1,312,311	18,100
D	July 2012	1,092,149	1,092,149	25,000
E	January 2014	1,681,912	1,641,662	71,377
E-1	January 2014	83,333	83,333	3,623
F	July 2015	2,828,185	2,828,185	124,554
Total outstanding as of January 31, 2017		10,651,216	10,610,966	259,254
F	February 2017	28,383	—	—
Total outstanding immediately prior to the closing of the Company’s IPO		10,679,599	10,610,966	$259,254

In April 2017, the Company amended its Certificate of Incorporation to modify the automatic conversion terms that would apply to shares of Series E and E-1 Convertible Preferred Stock in the event that the Company completes a Qualified IPO in which the per share public offering price is less than the Series E and E-1 Convertible Preferred Stock purchase price of $43.47828 per share. In lieu of holders of the Series E and E-1 Convertible Preferred Stock having an election to receive cash in such circumstances, under the amended Certificate of Incorporation, the holders of Series E and E-1 Convertible Preferred Stock will have similar rights as the holders of Series F Convertible Preferred Stock if the per share public offering price in a Qualified IPO is less than 1.1x the Series E and E-1 Convertible Preferred purchase price, or $47.826108. As a result of this modification to Series E and E-1 Convertible Preferred Stock, the Company recorded a deemed dividend to Series E and E-1 Convertible Preferred Stock of $6.6 million resulting in a charge to accumulated deficit.

In June 2017, the Company amended its Certificate of Incorporation to eliminate certain variable rate adjustments to the conversion ratios of the Series E, E-1 and F Convertible Preferred Stock and replaced them with certain fixed conversion ratios for purposes of the IPO. Pursuant to these fixed conversion ratios, an additional 7,382,007 shares of common stock were issued to holders of Series E, E-1 and F Convertible Preferred Stock, as well as holders of shares of E-2 and F-2 Convertible Preferred Stock that were created in June 2017, who are referred to as the Series E-2 and F-2 Holders, upon the conversion of their shares immediately prior to the closing of the IPO. As an integral part of the foregoing transactions, the Company issued warrants to purchase up to 1,666,665 shares of common stock to the Series E-2 and F-2 Holders. The warrants are exercisable for ten years from the date of grant and have an exercise price of $16.44 per share, which represents 1.2x the fair value of the Company’s common stock as of the date of grant.

The issuance of additional shares of common stock upon conversion of the Series E, E-1, E-2, F, and F-2 Convertible Preferred Stock and the issuance of the common stock warrants are considered parts of a single, integrated transaction and was accounted for as an extinguishment of the originally issued Series E, E-1, and F Convertible Preferred Stock. The resulting gain on extinguishment was $26.3 million, which includes an amount of $14.6 million attributable to the warrants, and was recorded as a contribution of capital.

Immediately prior to the closing of the Company’s IPO, all shares of the Company’s then-outstanding convertible preferred stock, as shown in the table above, automatically converted into 17,992,973 shares of common stock in accordance with the terms of each series of preferred stock.

In addition, immediately prior to the closing of the Company’s IPO, all convertible preferred stock warrants automatically converted into common stock warrants. Accordingly, the Company revalued the convertible preferred stock warrants and reclassified the outstanding preferred stock warrant liability balance to additional paid-in capital with no further remeasurements as the common stock warrants are now deemed permanent equity. As a result of the automatic conversion, 68,633 shares of convertible preferred stock warrants converted into an aggregate 205,897 shares of common stock warrants. Of the 205,897 shares of common stock warrants, 34,058 shares will not be exercisable until such time that additional loan amount of $10.0 million under the New Facility Agreement is drawn.

(8) Common Stock

Shares Reserved for Future Issuance

As of January 31, 2017 and July 31, 2017 the Company had reserved the following shares of authorized but unissued common stock:

	As of January 31,	As of July 31,
	2017	2017
	(in shares)
Convertible preferred stock	10,610,966	—
Options and RSUs outstanding and shares available for grant	5,814,388	12,083,108
Convertible preferred stock warrants	40,250	—
Common stock warrants	25,000	1,897,562
Total	16,490,604	13,980,670

Stock Plan

2008 Stock Plan. In 2008, the Company adopted the 2008 Stock Plan (the 2008 Plan). Under the 2008 Plan, as amended, 7,688,078 shares of common stock were reserved for the issuance of incentive stock options (ISOs), nonstatutory stock options (NSOs), and stock purchase rights to employees, directors, and consultants of the Company as of January 31, 2017. Options may be granted with exercise prices at no less than 100% of the fair value of the common stock on the date of grant. ISOs granted under the 2008 Plan generally vest 25% after the completion of one year of service and then vest in equal monthly installments over the next 36 months of service and expire ten years from the date of grant. NSOs vest according to the specific agreement and expire ten years from the date of grant.

Early Exercise of Stock Options. The Company’s 2008 Plan allows select employees to exercise options prior to vesting. The Company has a right to repurchase unvested shares acquired upon early exercise of options at the original exercise price upon termination of employment. The repurchase rights will lapse in accordance with the original vesting schedule of the option. Early exercises of options are not deemed to be substantive exercises for accounting purposes and, accordingly, amounts received for early exercises are recorded as a liability included in other long-term liabilities. These amounts are reclassified to common stock as the underlying options vest. As of January 31, 2017 and July 31, 2017, shares held by employees that were subject to repurchase were 49,234 and 57,461, respectively, with an aggregate purchase price of $0.5 million and $0.5 million, respectively.

Repurchase of Common Stock. In 2013, one executive and one non-executive employee exercised stock options early in exchange for full-recourse notes in an amount of $2.2 million bearing annual interest of 1.62% to 1.64% payable to the Company. In addition, one executive employee exercised stock options early in exchange for a partial recourse promissory note in an amount of $6.6 million bearing interest of 1.92% payable to the Company.

In May 2017, the executive employee with the full-recourse promissory note was issued 88,520 shares (“Additional Options) of fully vested and exercisable options. In June 2017, the outstanding principal and interest balance of $1.0 million was repaid in full by the executive employee through the Company’s repurchase of 88,520 shares of the executive employee’s common stock. The shares were valued at $13.68 per share, which is the fair market value of the Company’s common stock as determined by the Company’s compensation committee on the date of the repurchase. The Company deems the issuance of 88,520 Additional Options, and its purchase of the shares of common stock issued pursuant to the note, in lieu of forgiving the executive employee’s loan altogether, as a stock repurchase. The Company recorded additional stock-based compensation expense of $0.5 million during the three months ended July 31, 2017, representing the extent that the fair value of the 88,250 Additional Options and the value of the loan forgiven exceeds the fair value of the 88,520 shares of common stock repurchased.

In May 2017, the executive employee with the partial recourse promissory note was issued 501,104 Additional Options that are fully vested and exercisable on the date of the grant. In June 2017, the outstanding principal and interest balance of $6.9 million was repaid in full by the executive employee through the Company’s repurchase of 501,104 shares of the executive employee’s common stock. The shares were valued at $13.68 per share, which is the fair market value of the Company’s common stock as determined by the Company’s compensation committee on the date of the repurchase. The repayment of the promissory note through the Company’s repurchase of all 501,104 shares purchased under the note, and the issuance of the 501,104 Additional Options, is treated as a modification of the promissory note. The Company did not record any additional compensation for the modification as the fair value of these Additional Options did not exceed the fair value of the promissory note.

2017 Equity Incentive Plan. In May 2017, the Company adopted the 2017 Equity Incentive Plan (the 2017 Plan) and approved the termination of the 2008 Plan, effective concurrently upon the closing of the Company’s IPO. Under the 2017 Plan, 4,537,000 shares of common stock were reserved for the issuance of incentive stock options (ISOs), nonstatutory stock options (NSOs), restricted stock, stock appreciation rights and performance awards to employees and directors of the Company. Options may be granted with exercise prices at no less than 100% of the fair value of the common stock on the date of grant. In addition, shares subject to outstanding awards granted under the 2008 Plan that expire or otherwise terminate without having been exercised in full or are forfeited to the Company due to failure to vest, will be allocated to the 2017 Plan reserve. Options may be granted with exercise prices at no less than 100% of the fair value of the common stock on the date of grant. ISOs and NSOs granted under the 2017 Plan generally will vest 25% after the completion of on year of service and then vest in equal monthly installments over the next 36 months of service and expire ten years from the date of grant. NSOs vest according to the specific agreement and expire ten years from the date of grant.

Stock-Based Compensation

The following is a summary of shares available for grant under the Company’s stock plans for the year ended January 31, 2017 and the six months ended July 31, 2017:

Outstanding—January 31, 2016	156,417
Authorized	1,405,316
Options and RSUs granted	(1,240,032)
Options and RSUs canceled	738,891
Outstanding—January 31, 2017	1,060,592
Authorized	7,024,194
Options and RSUs granted	(6,957,545)
Options and RSUs canceled	3,462,345
Outstanding—July 31, 2017	4,589,586

The following is a summary of stock option activity under the 2008 Plan for the year ended January 31, 2017 and for the six months ended July 31, 2017:

		Options Outstanding
	Number of shares underlying outstanding options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding—January 31, 2016	4,421,035	$16.34	8.2	$59,882
Options granted	920,147	$30.25
Options exercised	(168,380)	$13.63
Options canceled	(704,841)	$19.35
Outstanding—January 31, 2017	4,467,961	$18.83	7.5	$60,756
Options granted	1,473,046	$17.58
Options exercised	(720,985)	$9.53
Options canceled	(162,495)	$21.76
Outstanding—July 31, 2017	5,057,527	$12.78	8.0	$891
Vested and exercisable
January 31, 2017	2,380,167	$13.55	6.8	$44,719
July 31, 2017	2,737,763	$12.03	7.4	$891
Vested and Expected to Vest
January 31, 2017(1)	4,174,361	$18.54	7.5	$57,552
July 31, 2017	5,057,527	$12.78	8.0	$891

(1)	The expected to vest options are a result of applying the forfeiture rate assumptions to unvested options outstanding.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for options that had exercise prices that were lower than the fair value per share of the common stock. The aggregate intrinsic value of stock options exercised for the six months ended July 31, 2016 and 2017 was $0.9 million and $0.6 million, respectively. The aggregate intrinsic value of stock options exercised for the three months ended July 31, 2016 and 2017 was $0.3 million and $0, respectively.

The weighted-average grant date fair value of options granted during the six months ended July 31, 2016 and 2017 was $17.52 and $8.28 per share, respectively. The weighted-average grant date fair value of options granted during the three months ended July 31, 2016 and 2017 was $18.03 and $5.92 per share, respectively.

The total grant date fair value of options vested during the six months ended July 31, 2016 and 2017 was $5.5 million and $13.6 million, respectively. The total grant date fair value of options vested during the three months ended July 31, 2016 and 2017 was $2.5 million and $8.8 million, respectively.

The valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of the Company’s common stock, a risk-free interest rate and expected dividend yield. The weighted-average assumptions used to estimate the fair value of stock options granted in the following periods was:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2017	2016	2017
Risk-free interest rate	1.39%	1.81%	1.51%	1.86%
Expected term (in years)	6.02	5.31	6.06	5.45
Expected volatility	64.70%	46.05%	63.11%	47.96%
Dividend yield	-	-	-	-

The fair value of each grant of stock options was determined using the Black-Scholes option-pricing model. The inputs used in the Black-Scholes option-pricing model is subjective and generally requires significant judgment to determine.

All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Compensation expense related to options granted to non-employees is recognized as the equity instruments vest, and such options are revalued at each reporting date. As a result, compensation expense related to unvested options granted to non-employees fluctuates as the fair value of the Company’s common stock fluctuates.

Restricted Stock Units

The Company grants RSUs to its executives, employees, and members of the Board. The Board determines the vesting conditions for RSUs and the period over which the RSUs will vest and be settled. RSUs convert into common stock upon vesting and settlement.

Performance RSUs. The Company grants RSUs that contain vesting requirements that must be satisfied on or before the expiration date of the RSUs in order for an RSU to vest (in whole or in part): (i) a time and service-based requirement and (ii) performance conditions (altogether, PSUs). The time and service-based requirement is met by the recipient’s continuing employment and service with the Company from grant date through the applicable date. In general, the time and service-based requirement is two years. The performance conditions consist of the occurrence of a liquidity event and, in some instances, individual performance conditions by the recipient. The liquidity event performance condition is not satisfied unless and until the earlier to occur of (i) a change of control or (ii) the first date following the expiration of all lockup and blackout periods following an IPO; in either case, prior to the expiration date of the PSU and subject to the recipient’s continuing employment and service with the Company through the applicable date.

Stock-based compensation expense is measured and recognized in the financial statements based on the fair value of the Company’s common stock on the date of the grant. Stock-based compensation expense is recognized, net of estimated and actual forfeitures, over the requisite service period of the award, and upon performance conditions being met.

A summary of the RSU activity during the six months ended July 31, 2017 is presented below:

	Shares	Weighted average grant date fair value per share
Outstanding January 31, 2017	285,835	$30.60
Awarded	2,193,088	$19.41
Released	-	-
Forfeited	(42,928)	$29.45
Outstanding July 31, 2017	2,435,995	$20.55

Employee Stock Purchase Plan

In May 2017, the Board of the Company authorized and approved a 2017 Employee Stock Purchase Plan (the “ESPP”).

A total of 907,000 shares of common stock were initially reserved for issuance under the ESPP. The number of shares of common stock available for sale under the ESPP will also include an annual increase on the first day of each fiscal year beginning in fiscal 2019, equal to the lesser of: 907,000 shares, 1% of the outstanding shares of classes of common stock as of the last day of the Company’s immediately preceding fiscal year, or such other amount as may be determined by the Board.

The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of eligible compensation, subject to caps of $25,000 of value in any calendar year and 2,000 shares on any purchase date. The ESPP provides for 24-month offering periods generally beginning March and September of each year, with the exception of the initial offering period which commenced on June 29, 2017. Each offering period consists of four six-month purchase periods with the initial offering period having its first purchase on March 20, 2018.

On each purchase date, participating employees will purchase common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (i) the first trading day of the applicable offering period and (2) the last trading day of each purchase period in the applicable offering period. If the stock price of the Company's common stock on any purchase date in an offering period is less than the stock price on the first trading day of that offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be automatically re-enrolled in a new offering period.

For the first offering period, which began on June 29, 2017, the fair market value of the common stock used for the first offering period was $7.00, the IPO price of the Company’s common stock.

The Company uses the Black-Scholes option-pricing model to determine the fair value of shares purchased under the ESPP with the following weighted average assumptions on the date of the grant:

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2017	2016	2017
Risk-free interest rate	n/a	1.24%	n/a	1.24%
Expected term (in years)	n/a	1.44	n/a	1.44
Expected volatility	n/a	43.00%	n/a	43.00%
Dividend yield	n/a	-	n/a	-

Stock-Based Compensation Expense

Total stock-based compensation expense recognized for stock award in the consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2017	2016	2017
Stock-based compensation:
Cost of product revenue	67	690	129	761
Cost of support and maintenance revenue	96	538	172	653
Research and development	1,384	8,380	2,860	9,656
Sales and marketing	1,027	4,638	2,250	5,682
General and administrative	1,069	8,207	2,030	9,166
Total stock-based compensation expense	3,643	22,453	7,441	25,918

Total stock-based compensation expense recognized for stock awards in the consolidated statements of operations by type of awards is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2017	2016	2017
Stock-based compensation:
Stock options(1)	3,643	9,865	7,441	13,330
RSUs	-	12,398	-	12,398
ESPP	-	190	-	190
Total stock-based compensation expense	3,643	22,453	7,441	25,918

(1)

In May 2017, the Company repriced each outstanding and unexercised stock option held by current service providers with an exercise price in excess of $13.68 per share (each, an "Eligible Option"), to a new exercise price of $13.68 per share, which is no less than the fair market value of the Company's common stock as determined by the Company's compensation committee on the date of repricing. Eligible Options covering 3,291,783 shares of the Company's common stock with a weighted average exercise price of $24.31 were repriced. Additional stock-based compensation expense related to this repricing is $7.3 million, of which $2.6 million was recognized immediately on the date of repricing for Eligible Options that have vested.

As of July 31, 2017, the total unrecognized stock-based compensation expense related to the outstanding stock awards was $73.9 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Common Stock Warrants

In connection with the Loan and Security Agreement with SVB, the Company issued immediately exercisable and fully vested warrants to purchase 4,167 shares of common stock. The fair value of the warrant was $27,000 and was recorded in other income (expense), net in the consolidated statements of operations. In July 2013, upon drawing down on the term loan, the Company issued the lender a warrant to purchase an additional 20,833 shares of common stock. The warrants have an exercise price of $7.80. The warrants expire in May 2023. The Company determined the fair value of the additional common stock warrants on the date of issuance to be $0.1 million, which was recorded as a debt discount. The debt discount was amortized to interest expense over the loan term using the effective-interest rate method. In connection with the total term loan balance being repaid during the year ended January 31, 2015, the unamortized debt discount of $0.1 million was written off.

In June 2017, the Company amended its certificate of incorporation to eliminate certain variable rate adjustments to the conversion ratios of the Series E, E-1 and F Convertible Preferred Stock and replaced them with certain fixed conversion ratios. As an integral part of the transaction, the Company issued warrants to purchase up to 1,666,665 shares of common stock to the Series E-2 and F-2 Holders. The warrants will become exercisable for ten years from the date of grant and have an exercise price of $16.44 per share. The warrants may be exercised on a cashless basis. The warrants from this arrangement remain outstanding as of July 31, 2017.

In addition, immediately prior to the closing of the Company’s IPO, all convertible preferred stock warrants automatically converted into common stock warrants. Accordingly, the Company revalued the convertible preferred stock warrants and reclassified the outstanding preferred stock warrant liability balance to additional paid-in capital with no further remeasurements as the common stock warrants are now deemed permanent equity. As a result of the automatic conversion, 68,633 shares of convertible preferred stock warrants converted into an aggregate 205,897 shares of common stock warrants. Of the 205,897 shares of common stock warrants, 34,058 shares will not be exercisable until such time that additional loan amount of $10.0 million under the New Facility Agreement is drawn

(9) 401(k) Plan

The Company maintains a tax-qualified retirement plan, or the 401(k) plan. Participants are able to defer eligible compensation up to applicable annual Internal Revenue Code limits. All participants’ interests in their deferrals are 100% vested when contributed. The 401(k) plan allows the Company to make matching contributions and profit sharing contributions to eligible participants. No contributions were made for the six months ended July 31, 2016 and 2017.

(10) Net Loss Per Share Attributable To Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company’s convertible preferred stock that was outstanding prior to the closing of the IPO is considered a participating security with respect to the periods during which it was outstanding. Participating securities do not have a contractual obligation to share in the Company’s losses. As such, for the periods the Company incurs net losses, there is no impact on the calculated net loss per share attributable to common stockholders in applying the two-class method.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, participating securities, stock options to purchase common stock, RSUs, warrants to purchase common stock and convertible preferred stock are considered to be common stock equivalents and have been excluded from the calculation of diluted net loss per share attributable to common stockholders, as their effect is antidilutive.

The computation of basic and diluted net loss per share is as follows (in thousands, except share and per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2017	2016	2017
Numerator:
Net loss	$(25,672)	$(51,667)	$(56,483)	$(82,347)
Deemed dividend to Series E and E-1 Convertible Preferred Stock	-	-	-	(6,588)
Impact of adjustment to Series E, E-1 and F Convertible Preferred Stock	-	26,336	-	26,336
Net loss attributable to common stockholders	$(25,672)	$(25,331)	$(56,483)	$(62,599)

Denominator:
Weighted-average common shares outstanding	3,498,767	12,405,014	3,487,074	8,095,084
Weighted-average unvested common shares subject to repurchase	(89,644)	(61,184)	(89,705)	(49,666)
Weighted-average shares—basic and diluted	3,409,123	12,343,830	3,397,369	8,045,418
Net loss per share attributable to common stockholders— basic and diluted	$(7.53)	$(2.05)	$(16.63)	$(7.78)

The potential absolute shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of July 31,
	2016	2017
	(in shares)
Convertible preferred stock (on an if-converted basis)	10,610,966	-
Stock options and RSUs	4,326,500	7,493,522
Early exercised stock options	84,008	57,461
Convertible preferred stock warrants	40,250	-
Common stock warrants	25,000	1,897,562
Total	15,086,724	9,448,545

(11) Income Taxes

During the three and six months ended July 31, 2017, the Company’s provision for income taxes of $0.1 million and $0.3 million, respectively, was primarily attributable to foreign income tax provision in profitable foreign jurisdictions in which it conducts business. The Company’s provision for income taxes for the three and six months ended July 31, 2016 was $0.2 million and $0.4 million, respectively, and was primarily attributable to foreign income tax expense in profitable foreign jurisdictions in which it conducts business.

(12) Segment Information

The Company’s chief operating decision maker is a group which is comprised of its Chief Executive Officer and Chief Financial Officer. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has a single reportable segment.

The following table sets forth revenue by geographic area by customer location (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2017	2016	2017
United States	$18,868	$25,934	$33,453	$48,597
EMEA	4,332	5,406	8,097	9,138
Rest of the World	4,356	3,526	8,882	7,486
Total revenue	$27,556	$34,866	$50,432	$65,221

As of January 31, 2017 and July 31, 2017, $10.2 million and $9.8 million, respectively, of the Company’s long-lived assets were located in the United States.

(13) Related-Party and Other Transactions

In 2013, one executive and one non-executive employee exercised stock options early in exchange for full-recourse promissory notes in an amount of $2.2 million bearing annual interest of 1.62% to 1.64% payable to the Company. These notes are secured by the underlying shares purchased and such unvested shares can be repurchased by the Company upon employee termination at the original issuance price. The promissory note and accrued interest for the non-executive will become due and payable in full beginning in August 2018 , but will become due earlier if the non-executive terminates services. The Company is recording the notes receivable balance within equity with a corresponding entry to additional paid-in capital upon the vesting of these shares. In June 2017, the outstanding principal and interest balance of $1.0 million was repaid in full by the executive employee through the Company’s repurchase of 88,520 shares of the executive employee’s common stock. Employee notes receivable as of January 31, 2017 and July 31, 2017 was $1.5 million and $0.7 million, respectively.

In 2013, one executive employee exercised stock options early in exchange for a promissory note in an amount of $6.6 million bearing interest of 1.92% payable to the Company. This note is secured by the underlying shares purchased and such unvested shares can be repurchased by the Company upon employee termination at the original issuance price. Because the Company only has partial recourse under the promissory note, the Company deemed the exercise of the stock options to be nonsubstantive. As such, the note receivable is not reflected in these consolidated financial statements and the related stock transaction will be recorded at the time the note receivable is settled in cash. In June 2017, the outstanding principal and interest balance of $6.9 million was repaid in full by the executive employee through the Company’s repurchase of 501,104 shares of the executive employee’s common stock.

In July 2015, certain executives of the Company participated in the Series F financing round, and acquired 11,353 shares of Series F Convertible Preferred Stock with an aggregate value of $0.5 million. In June 2017, the Company amended its certificate of incorporation to eliminate certain variable rate adjustments to the conversion ratios of the Series E, E-1 and F Convertible Preferred Stock and replaced them with certain fixed conversion rations. Pursuant to these fixed conversion rations, the executives who participated in the series F financing round were issued additional shares of common stock immediately prior the closing of the Company’s IPO.

(14) Subsequent Events

On June 29, 2017, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Underwriters”), relating to the Company’s IPO.  The Company granted the Underwriters a 30-day option to purchase up to an additional 1,285,800 shares, solely to cover over-allotments.  The Underwriters exercised their over-allotment option and the second closing of the IPO took place on August 1, 2017, at which time the Company sold 1,000,000 shares of common stock.  The shares were sold at the IPO price of $7.00 per share for net proceeds of $6.5 million, after deducting underwriting discounts and commissions of $0.5 million.

In September 2017, the Company approved grants of options under the 2017 Plan to certain eligible employees to purchase a total of 58,966 shares, and grants of PSUs under the 2017 Plan to certain eligible employees covering a total of 3,662,534 shares. The total grant date fair value for these options is $0.1 million and is $16.3 million for these PSUs. Expensing for these PSUs will commence upon grant and continue through the final vesting date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the (1) unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended January 31, 2017 included in the final prospectus filed with the SEC in connection with our IPO, or the Prospectus. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors”, set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” above.

Overview

Our mission is to provide large organizations and cloud service providers with an enterprise cloud platform that offers public cloud capabilities inside their own data centers and that can also connect to public cloud services.

Our highly-differentiated and extensible enterprise cloud platform combines cloud management, web services software and a range of all-flash storage systems. Organizations use our platform as a foundation for their own private clouds—to build agile development environments, run mission-critical enterprise applications and connect with public cloud services. We enable users to guarantee the performance of their organizations’ applications, automate common IT tasks to reduce operating expenses, troubleshoot across compute, storage and network, predict their organization’s needs to scale, and provide needed elasticity on demand. Our enterprise cloud platform enables organizations to easily scale to support tens of thousands of virtual machines on a single system across multiple hypervisors and containers and to connect to public cloud environments.

Our solution helps our customers optimize infrastructure by significantly simplifying deployment and operations, which can lead to substantial reductions in capital expenditures and operating expenses. We sell many of our software products separately from our core enterprise cloud solution, enabling our customers to tailor their enterprise cloud infrastructure to their specific needs. Our platform addresses a large variety of use cases, including development operations, disaster recovery and data protection, server virtualization and desktop virtualization. Following our first product launch in March 2011, we continue to be a leader in providing enterprise cloud solutions for virtualized and cloud environments.

We have experienced rapid revenue growth resulting from the sales of our products and related support and maintenance offerings. Our product revenue is derived from sales of our enterprise cloud platform products, which consists of our VMstore systems, and stand-alone software licenses for use in connection with our VMstore systems, and is generally recognized upon shipment. When customers purchase our products, they also purchase support. While purchasing support is not mandatory, substantially all products shipped have been purchased together with a support contract, which includes software patches, bug fixes, updates, upgrades, hardware repair and replacement parts, and technical support. Support and maintenance revenue is recognized over the term of the support contracts. We believe that, to date, substantially all of our customers have either renewed their support and maintenance subscriptions or have purchased new support and maintenance subscriptions together with replacement products. The average length of our support and maintenance contracts is approximately two years.

We sell our products predominantly through the joint sales efforts of our global sales force and channel partners. Our channel partners are further supported by our distributors, who work together on a non-exclusive basis to market our products, identify and close sales opportunities and provide pre-sales and post-sales services to our customers. Our joint sales approach with our channel partners provides us with expanded and efficient reach. Our channel partners typically place orders with us upon receiving an order from a customer and do not stock inventory. Our typical fulfillment time on an order is approximately three days, and consequently we do not have a meaningful backlog at any point in time. We intend to continue to expand our partner relationships to further extend our distribution coverage and to invest in education, training and programs to increase the ability of our channel partners to sell our products independently.

In July 2017, we completed our IPO of common stock, in which we sold 8,572,000 shares of common stock. The shares were sold at the IPO price of $7.00 per share for net proceeds of $55.8 million, after deducting underwriting discounts and commissions of $4.2 million. Following the completion of the IPO, our IPO underwriters exercised an over-allotment option to purchase an additional 1,000,000 shares of common stock from us in August 2017. The additional shares were sold at the IPO price of $7.00 per share for net proceeds of $6.5 million, after deducting underwriting discounts and commissions of $0.5 million.

We have experienced significant revenue growth, with revenue increasing from $50.4 million in the six months ended July 31, 2016 to $65.2 million in the six months ended July 31, 2017, representing year-over-year growth of 29%. Our net loss was $56.5 million and $82.3 million in the six months ended July 31, 2016 and 2017, respectively.

Components of Our Operating Results

Revenue

Product Revenue. We generate product revenue from sales of enterprise cloud platform products, which consists of our VMstore systems, and stand-alone software licenses for use in connection with our VMstore systems. Provided that all other revenue recognition criteria have been met, we typically recognize revenue for VMstores and perpetual software licenses upon shipment, as title and risk of loss are transferred to our channel partners or customers at that time, and revenue from time-based licenses ratably over their term. Sales of our VMstore systems represented over half of our revenue for the three and six months ended July 31, 2017. Revenue from stand-alone software licenses represents an increasingly significant part of our business. Our product revenue may vary from period to period based on, among other things, the timing, size and mix of orders and the impact of significant transactions.

Support and Maintenance Revenue. We generate our support and maintenance revenue from support contracts related to our product sales as well as renewals of support contracts, and, to a small extent, from installation services and training. Substantially all of our product sales include support contracts. The length of these contracts ranges from one to five years, and as of July 31, 2017, averaged approximately two years. We recognize revenue from support contracts over the contractual service period. We also recognize revenue related to installation services and training upon delivery or completion of performance, although this revenue has been, and is expected to remain, insignificant. Over time, our revenue from support agreements as a percentage of total revenue may decline as a result of changes in the relative pricing of our products and support. For additional information, please see “Critical Accounting Policies and Estimates—Revenue Recognition.”

Cost of Revenue

Cost of Product Revenue. Cost of product revenue primarily includes costs paid to our third-party contract manufacturer for components, assembly and testing, as well as personnel costs in our operations organization. Personnel costs consist of salaries, benefits, bonuses and stock-based compensation. Our cost of product revenue also includes other inventory related expenses such as inventory write-offs, purchase price variances, component and manufacturing cost revisions, freight and overhead costs. Overhead costs consist of certain facilities, depreciation and IT costs. We expect our cost of product revenue to increase on an absolute basis as our product revenue increases.

Cost of Support and Maintenance Revenue. Cost of support and maintenance revenue primarily includes personnel costs associated with our global customer support organization, overhead costs, operation and administration of our third-party service inventory depots, which are physical warehouse locations that hold service inventory in support of our customer support agreements, and costs to fulfill our service inventory obligations. We expect our cost of support and maintenance revenue to increase on an absolute basis as our installed customer base grows.

Gross Margin

Gross margin is gross profit as a percentage of revenue, and gross profit is revenue less cost of revenue. Gross margin has been and will continue to be affected by a variety of factors, including the average sales price of our products, manufacturing and inventory-related costs, the mix of products sold and the mix of revenue between products and support and maintenance. Our gross margins may fluctuate over time depending on the factors described above.

Operating Expenses

Research and Development. Research and development expense consists primarily of personnel costs, as well as other direct and overhead costs. We have devoted our product development efforts primarily to enhancing the functionality and expanding the capabilities of our products. To date, we have expensed all research and development costs as incurred.

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs. Sales and marketing expense also includes sales commission costs, costs for promotional activities and other marketing costs, travel costs and overhead costs. We expense sales commission costs as incurred.

General and Administrative. General and administrative expense consists primarily of personnel costs. The general and administrative function includes our executive, finance, human resources, IT, facilities and legal organizations. General and administrative expense also includes outside professional services, which consists primarily of accounting, legal, IT, other consulting costs and overhead costs.

Other Expense, Net

Other expense, net consists of interest expense and other income, net.

Interest expense is associated with interest on our debt obligations, as well as amortization of deferred credit facility fees, debt issuance costs and debt discounts in relation to our credit facility and loan obligation. Other income, net consists primarily of interest income from our cash and cash equivalents, gain (loss) from remeasurement of foreign currency-denominated balances, and gain (loss) on revaluation of convertible preferred stock warrants.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business, and state income taxes in the United States. We provide a full valuation allowance for U.S. deferred tax assets, which resulted from net operating loss, carryforwards and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that the assets will not be realized based on our history of losses.

Results of Operations

The following tables summarize our consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods. The period-to-period comparison of results is not necessarily indicative of results for future periods.

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2017	2016	2017
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$20,768	$26,329	$37,445	$48,716
Support and maintenance	6,788	8,537	12,987	16,505
Total revenue	27,556	34,866	50,432	65,221
Cost of revenue:
Product(1)	7,160	11,470	13,096	20,379
Support and maintenance(1)	2,568	3,682	4,640	6,721
Total cost of revenue	9,728	15,152	17,736	27,100
Gross profit:
Product	13,608	14,859	24,349	28,337
Support and maintenance	4,220	4,855	8,347	9,784
Total gross profit	17,828	19,714	32,696	38,121
Operating expenses:
Research and development(1)	12,989	23,080	26,648	38,003
Sales and marketing(1)	24,466	32,607	49,462	60,049
General and administrative(1)	4,911	13,171	10,586	18,503
Total operating expenses	42,366	68,858	86,696	116,555
Loss from operations	(24,538)	(49,144)	(54,000)	(78,434)
Other expense, net:
Interest expense	(1,376)	(2,798)	(2,813)	(4,072)
Other income, net	395	413	681	455
Total other expense, net	(981)	(2,385)	(2,132)	(3,617)
Loss before provision for income taxes	(25,519)	(51,529)	(56,132)	(82,051)
Provision for income taxes	153	138	351	296
Net loss	$(25,672)	$(51,667)	$(56,483)	$(82,347)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended April 30,		Six Months Ended July 31,
	2016	2017	2016	2017
	(in thousands)
Cost of product revenue	$67	$690	$129	$761
Cost of support and maintenance revenue	96	538	172	653
Research and development	1,384	8,380	2,860	9,656
Sales and marketing	1,027	4,638	2,250	5,682
General and administrative	1,069	8,207	2,030	9,166
Total stock-based compensation expense	$3,643	$22,453	$7,441	$25,918

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2017	2016	2017
Percentage of Revenue Data:
Revenue:
Product	75%	76%	74%	75%
Support and maintenance	25	24	26	25
Total revenue	100	100	100	100
Total cost of revenue	35	43	35	42
Total gross profit	65	57	65	58
Operating expenses:
Research and development	47	66	53	58
Sales and marketing	89	94	98	92
General and administrative	18	38	21	28
Total operating expenses	154	198	172	178
Loss from operations	(89)	(141)	(107)	(120)
Other expense, net:
Interest expense	(5)	(8)	(5)	(6)
Other income, net	1	1	1	—
Total other expense, net	(4)	(7)	(4)	(6)
Loss before provision for income taxes	(93)	(148)	(111)	(126)
Provision for income taxes	—	—	1	—
Net loss	(93)%	(148)%	(112)%	(126)%

Revenue by Geographic Region

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2017	2016	2017
	(in thousands)
United States	$18,868	$25,934	$33,453	$48,597
EMEA	4,332	5,406	8,097	9,138
Rest of the World	4,356	3,526	8,882	7,486
Total	$27,556	$34,866	$50,432	$65,221

Comparison of the Three Months Ended July 31, 2016 and 2017

Revenue

	Three Months Ended July 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Revenue:
Product	$20,768	$26,329	$5,561	27%
Support and maintenance	6,788	8,537	1,749	26%
Total	$27,556	$34,866	$7,310	27%

Total revenue increased by $7.3 million, or 27%, from $27.6 million in the three months ended July 31, 2016 to $34.9 million in the three months ended July 31, 2017.

Product revenue increased by $5.6 million, or 27%, from $20.8 million in the three months ended July 31, 2016 to $26.3 million in the three months ended July 31, 2017. The increase in product revenue was primarily driven by higher volume of sales of our products. Our customer count grew from 1,088 as of July 31, 2016 to 1,417 as of July 31, 2017. We sold 13% more VMstores during the three months ended July 31, 2017 as compared to the three months ended July 31, 2016. Our stand-alone software license revenue increased by $1.0 million, or 33%, from $3.0 million in the three months ended July 31, 2016 to $4.0 million in the three months ended July 31, 2017.

Support and maintenance revenue increased by $1.7 million, or 26%, from $6.8 million in the three months ended July 31, 2016 to $8.5 million in the three months ended July 31, 2017. The increase in support and maintenance revenue was driven primarily by an increase in support contracts sold with increased product sales, as well as continuing recognition of deferred support revenue related to product sales made in prior periods.

Cost of Revenue and Gross Margin

	Three Months Ended July 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Cost of Revenue:
Product	$7,160	$11,470	$4,310	60%
Support and maintenance	2,568	3,682	1,114	43%
Total	$9,728	$15,152	$5,424	56%
Gross margin	65%	57%
Gross margin, product	66%	56%
Gross margin, support and maintenance	62%	57%

Total cost of revenue increased by $5.4 million, or 56%, from $9.7 million in the three months ended July 31, 2016 to $15.2 million in the three months ended July 31, 2017.

Cost of product revenue increased by $4.3 million, or 60%, from $7.2 million in the three months ended July 31, 2016 to $11.5 million in the three months ended July 31, 2017. The increase in cost of product revenue was driven by higher unit volumes period over period. In addition, the increase in cost of product revenue was also a result of an increase in component costs for systems period over period.

Cost of support and maintenance revenue increased by $1.1 million, or 43%, from $2.6 million in the three months ended July 31, 2016 to $3.7 million in the three months ended July 31, 2017. The increase in cost of support and maintenance revenue was primarily driven by higher costs in our global customer support organization related to an increase in personnel costs of $0.7 million. The increase in personnel costs was attributable to a $0.4 million increase in stock-based compensation expense primarily driven by cumulative expense incurred as a result of the satisfaction of certain vesting conditions for performance RSUs that were satisfied upon the completion of our IPO, repricing of Eligible Options, and to a lesser extent the adoption and operation of our ESPP, a $0.2 million increase in other personnel costs due to a 13% increase in headcount, and a $0.1 million corporate incentive plan bonus accrual. The corporate incentive plan bonus, adopted beginning fiscal 2018, impacts operating expenses for product, support and maintenance, research and development, general and administrative, and to a lesser extent sales and marketing. The increase in cost of support and maintenance revenue is also a result of a $0.1 million increase to overhead costs and costs to administer and operate our third-party service inventory depots, and a $0.1 million increase in other costs in support of our customer support agreements.

Gross margin decreased from 65% in the three months ended July 31, 2016 to 57% in the three months ended July 31, 2017.

Product gross margin decreased from 66% in the three months ended July 31, 2016 to 56% in the three months ended July 31, 2017. The decrease in product gross margin was primarily a result of certain of our product lines nearing end of product life cycle, a shift in our product mix towards a greater proportion of all-flash systems, together with an increase in component costs for systems.

Support and maintenance gross margin decreased from 62% in the three months ended July 31, 2016 to 57% in the three months ended July 31, 2017, primarily as a result of increased personnel costs due to higher stock-based compensation expense. In addition, we have continued to invest in scaling our global customer support organization, including headcount increases.

Operating Expenses

Research and Development

	Three Months Ended July 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Research and Development	$12,989	$23,080	$10,091	78%

Research and development expense increased by $10.1 million, or 78%, from $13.0 million in the three months ended July 31, 2016 to $23.1 million in the three months ended July 31, 2017. The increase in research and development expense was primarily due to an increase in personnel costs of $8.7 million. The increase in personnel costs was attributable to a $7.0 million increase in stock-based compensation expense primarily driven by cumulative expense incurred as a result of the satisfaction of certain vesting conditions for performance RSUs that were satisfied upon the completion of our IPO, repricing of Eligible Options, and to a lesser extent the adoption and operation of our new ESPP, a $1.0 million increase in other personnel costs due to a 10% increase in headcount as we hire additional personnel to continue to develop new and enhanced product offering, and a $0.7 million corporate incentive plan bonus accrual. In addition, outside services and prototype equipment increased by $0.3 million and $0.3 million, respectively, as we continued to expand our research and development efforts.

Sales and Marketing

	Three Months Ended July 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Sales and marketing	$24,466	$32,607	$8,141	33%

Sales and marketing expense increased by $8.1 million, or 33%, from $24.5 million in the three months ended July 31, 2016 to $32.6 million in the three months ended July 31, 2017. The increase in sales and marketing expense was primarily due to an increase in personnel costs of $4.4 million. The increase in personnel costs was attributable to a $3.6 million increase in stock-based compensation expense primarily driven by cumulative expense incurred as a result of the satisfaction of certain vesting conditions for performance RSUs that were satisfied upon the completion of our IPO, repricing of Eligible Options, and to a lesser extent the adoption and operation of our new ESPP, and a $0.8 million increase in other personnel costs due to a 6% increase in headcount. In addition, sales commission and travel expenses increased by $1.4 million due to increased sales and expanded sales and marketing activities. As part of our efforts to penetrate and expand in global markets, the cost of our marketing activities, including field events, advertising, tradeshows, brand awareness, demand generation and other expenses, collectively accounted for $2.3 million of the increase.

General and Administrative

	Three Months Ended July 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
General and administrative	$4,911	$13,171	$8,260	168%

General and administrative expense increased by $8.3 million, or 168%, from $4.9 million in the three months ended July 31, 2016 to $13.2 million in the three months ended July 31, 2017. The increase in general and administrative expense was primarily due to an increase in personnel costs of $7.5 million of which $7.1 million of the increase was related to stock-based compensation expense due to expensing of 589,624 shares of fully vested and exercisable options granted to two executive employees in May 2017, cumulative expense incurred as a result of the satisfaction of certain vesting conditions for performance RSUs that were satisfied upon the completion of our IPO, repricing of Eligible Options, and to a lesser extent the adoption and operation of our new ESPP. In addition, the increase in general and administrative expense was attributable to a $0.8 million increase in professional services in support of reporting requirements and compliance obligations associated with our IPO.

Other Expense, Net

	Three Months Ended July 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Other expense, net:
Interest expense	$(1,376)	$(2,798)	$(1,422)	103%
Other income, net	$395	$413	$18	5%

Other expense, net increased by $1.4 million, or 143%, from $1.0 million in the three months ended July 31, 2016 to $2.4 million. Interest expense increased by $1.4 million, or 103%, from $1.4 million in the three months ended July 31, 2016 to $2.8 million in the three months ended July 31, 2017. The increase in interest expense was due to increased borrowings under our credit facilities and revolving line of credit, fees incurred in connection with the amendment of our credit facilities, and increased amortization of debt issuance cost and debt discounts in relation to our loan obligations.

Other income, net was $0.4 million in the three months ended July 31, 2016 and remained substantially unchanged in the three months ended July 31, 2017 due to a $0.3 million decrease in the fair value of our convertible preferred stock warrant liability partially offset by a $0.1 million decrease in investment income and a $0.1 million loss from remeasurement of foreign currency-denominated balances.

Provision for Income Taxes

	Three Months Ended July 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Provision for income tax	$153	$138	$(15)	(10)%

Provision for income taxes was $0.2 million in the three months ended July 31, 2016 and remained substantially unchanged in the three months ended July 31, 2017.

Comparison of the Six Months Ended July 31, 2016 and 2017

Revenue

	Six Months Ended July 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Revenue:
Product	$37,445	$48,716	$11,271	30%
Support and maintenance	12,987	16,505	3,518	27%
Total	$50,432	$65,221	$14,789	29%

Total revenue increased by $14.8 million, or 29%, from $50.4 million in the six months ended July 31, 2016 to $65.2 million in the three months ended July 31, 2017.

Product revenue increased by $11.3 million, or 30%, from $37.4 million in the six months ended July 31, 2016 to $48.7 million in the six months ended July 31, 2017. The increase in product revenue was primarily driven by higher volume of sales of our products. Our customer count grew from 1,088 as of July 31, 2016 to 1,417 as of July 31, 2017. We sold 11% more VMstores during the six months ended July 31, 2017 as compared to the six months ended July 31, 2016. Our stand-alone software license revenue increased by $3.0 million, or 62%, from $4.9 million in the six months ended July 31, 2016 to $7.9 million in the six months ended July 31, 2017.

Support and maintenance revenue increased by $3.5 million, or 27%, from $13.0 million in the six months ended July 31, 2016 to $16.5 million in the six months ended July 31, 2017. The increase in support and maintenance revenue was driven primarily by an increase in support contracts sold with increased product sales, as well as continuing recognition of deferred support revenue related to product sales made in prior periods.

Cost of Revenue and Gross Margin

	Six Months Ended July 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Cost of Revenue:
Product	$13,096	$20,379	$7,283	56%
Support and maintenance	4,640	6,721	2,081	45%
Total	$17,736	$27,100	$9,364	53%
Gross margin	65%	58%
Gross margin, product	65%	58%
Gross margin, support and maintenance	64%	59%

Total cost of revenue increased by $9.4 million, or 53%, from $17.7 million in the six months ended July 31, 2016 to $27.1 million in the six months ended July 31, 2017.

Cost of product revenue increased by $7.3 million, or 56%, from $13.1 million in the six months ended July 31, 2016 to $20.4 million in the six months ended July 31, 2017. The increase in cost of product revenue was driven by higher unit volumes period over period. In addition, the increase in cost of product revenue was also a result of an increase in component costs for systems period over period.

Cost of support and maintenance revenue increased by $2.1 million, or 45%, from $4.6 million in the six months ended July 31, 2016 to $6.7 million in the six months ended July 31, 2017. The increase in cost of support and maintenance revenue was primarily driven by higher costs in our global customer support organization related to an increase in personnel costs of $1.2 million. The increase in personnel costs was attributable to a $0.5 million increase in stock-based compensation expense primarily driven by cumulative expense incurred as a result of the satisfaction of certain vesting conditions for performance RSUs that were satisfied upon the completion of our IPO, repricing of Eligible Options, and to a lesser extent the adoption and operation of our new ESPP, a $0.4 million increase in other personnel costs due to a 13% increase in average headcount, and a $0.3 million corporate incentive plan bonus accrual.  In addition, the increase in cost of support and maintenance revenue is due to a $0.3 million increase to overhead costs and costs to administer and operate our third-party service inventory depots, and a $0.3 million increase in other costs in support of our customer support agreements.

Gross margin decreased from 65% in the six months ended July 31, 2016 to 58% in the six months ended July 31, 2017.

Product gross margin decreased from 65% in the six months ended July 31, 2016 to 58% in the six months ended July 31, 2017. The decrease in product gross margin was primarily a result of certain of our product lines nearing end of product life cycle, a shift in our product mix towards a greater proportion of all-flash systems, together with an increase in component costs for systems.

Support and maintenance gross margin decreased from 64% in the six months ended July 31, 2016 to 59% in the six months ended July 31, 2017, as a result of increased personnel costs primarily due to higher stock-based compensation expense. In addition, we have continued to invest in scaling our global customer support organization, including headcount increases.

Operating Expenses

Research and Development

	Six Months Ended July 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Research and Development	$26,648	$38,003	$11,355	43%

Research and development expense increased by $11.4 million, or 43%, from $26.6 million in the six months ended July 31, 2016 to $38.0 million in the six months ended July 31, 2017. The increase in research and development expense was primarily due to an increase in personnel costs of $9.8 million. The increase in personnel costs was attributable to a $6.8 million increase in stock-based compensation expense primarily driven by cumulative expense incurred as a result of the satisfaction of certain vesting conditions for performance RSUs that were satisfied upon the completion of our IPO, repricing of Eligible Options, and to a lesser extent the adoption and operation of our new ESPP, a $1.5 million increase in other personnel costs due to a 7% increase in average headcount as we hire additional personnel to continue to develop new and enhanced product offering, and a $1.5 million corporate incentive plan bonus accrual. In addition, outside services increased by $0.7 million as we continue to expand our research and development efforts.

Sales and Marketing

	Six Months Ended July 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Sales and marketing	$49,462	$60,049	$10,587	21%

Sales and marketing expense increased by $10.6 million, or 21%, from $49.4 million in the six months ended July 31, 2016 to $60.0 million in the six months ended July 31, 2017. The increase in sales and marketing expense was primarily due to an increase in personnel costs of $4.4 million. The increase in personnel costs was attributable to a $3.4 million increase in stock-based compensation expense primarily driven by cumulative expense incurred as a result of the satisfaction of certain vesting conditions for performance RSUs that were satisfied upon the completion of our IPO, repricing of Eligible Options, and to a lesser extent our new the adoption and operation of ESPP, and a $1.0 million increase in other personnel costs due to a 6% increase in average headcount. In addition, sales commission and travel expenses increased by $2.9 million due to increased sales and expanded sales and marketing activities. As part of our efforts to penetrate and expand in global markets, the cost of our marketing activities, including field events, advertising, tradeshows, brand awareness, demand generation and other expenses, collectively accounted for $3.0 million of the increase.

General and Administrative

	Six Months Ended July 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
General and administrative	$10,586	$18,503	$7,917	75%

General and administrative expense increased by $7.9 million, or 75%, from $10.6 million in the six months ended July 31, 2016 to $18.5 million in the six months ended July 31, 2017. The increase in general and administrative expense was primarily due to an increase in personnel costs of $7.7 million, of which $7.1 million of the increase was related to stock-based compensation expense due to expensing of 589,624 shares of fully vested and exercisable options granted to two executive employees in May 2017, cumulative expense incurred as a result of the satisfaction of certain vesting conditions for performance RSUs that were satisfied upon the completion of our IPO, repricing of Eligible Options, and to a lesser extent the adoption and operation of our new ESPP.

Other Expense, Net

	Six Months Ended July 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Other expense, net:
Interest expense	$(2,813)	$(4,072)	$(1,259)	45%
Other income, net	$681	$455	$(226)	(33)%

Interest expense increased by $1.3 million, or 45%, from $2.8 million in the six months ended July 31, 2016 to $4.1 million in the six months ended July 31, 2017. The increase in interest expense was due to increased borrowings under our credit facilities and revolving line of credit, fees incurred in connection with the amendment of our credit facilities, and increased amortization of debt issuance cost and debt discounts in relation to our loan obligations.

Other income, net decreased by $0.2 million, or 33%, from $0.7 million in the six months ended July 31, 2016 to $0.5 million in the six months ended July 31, 2017. The change in other income, net was primarily due to a $0.4 million decrease in investment income and a $0.2 million loss from remeasurement of foreign currency-denominated balances, partially offset by a $0.4 million decrease in the fair value of our convertible preferred stock warrant liability.

Provision for Income Taxes

	Six Months Ended July 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Provision for income tax	$351	$296	$(55)	(16)%

Provision for income taxes was $0.4 million in the six months ended July 31, 2016 and remained substantially unchanged in the six months ended July 31, 2017.

Liquidity and Capital Resources

As of July 31, 2017, we had cash and cash equivalents and short term investments totaling $80.6 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short term investments are classified as available-for-sale at the time of purchase since it is our intention that these investments are available for current operations. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit of $401.3 million as of July 31, 2017.

We have experienced negative cash flows from operations since inception and expect negative cash flows from operations to continue for the foreseeable future. Net losses incurred during the past three fiscal years ended January 31, 2015, 2016 and 2017 amounted to $69.7 million, $101.0 million and $105.8 million, respectively, and $82.3 million for the six months ended July 31, 2017. Unless and until we are able to generate sufficient revenue from sales of our products and services to generate positive cash flows from operations, we expect such losses to continue. We are also subject to certain financial covenants related to our debt facilities that, if breached, could result in the debt becoming immediately due and payable in the event the lenders choose to declare an event of default. We may not have sufficient liquidity to repay amounts outstanding under our debt facilities should they become immediately due and payable. As of January 31, 2017 and July 31, 2017, we were in compliance with all of the covenants contained in our credit facility with TriplePoint and our credit facility with SVB.

Historically, we have funded a significant portion of our operations through the issuance of equity and debt. In fiscal 2016, we raised $124.6 million in gross proceeds related to the sale of convertible preferred stock. We have also entered into credit facilities, under which we had borrowed an aggregate of $69.0 million as of July 31, 2017, and a Note Purchase Agreement. In July 2017, we completed our IPO, in which we raised $55.8 million, after deducting underwriting discounts and commissions. In August 2017, we sold an additional 1,000,000 shares of our common stock in connection with our IPO underwriters exercising an over-allotment option, pursuant to which we received net proceeds of $6.5 million, after deducting underwriting discounts and commissions of $0.5 million. We expect that this additional financing from our IPO, combined with our plans for continued revenue growth, our existing cash and cash equivalents and short-term investments, and our Note Purchase Agreement and credit facilities will provide sufficient liquidity for us to meet our obligations and debt financial covenants through at least September 14, 2018.

Until we can generate positive cash flows from operations, we expect to continue to finance our operations with additional debt or equity financing and/or work with our lenders to amend certain financial covenants. Our ability to raise additional liquidity is subject to a number of uncertainties, including, but not limited to, the market demand for our common or preferred stock, our financial performance and outlook, the market demand for our products and services, negative economic developments, adverse market conditions, significant delays in the launch of new products and lack of market acceptance of new products. If we are not able to raise additional capital or access our debt facilities in sufficient amounts to fund our operations, it would have a material adverse effect on our business, operating results and financial condition.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2016	2017
	(in thousands)
Cash used in operating activities	$(39,512)	$(41,455)
Cash provided by (used in) investing activities	30,056	(9,980)
Cash provided by financing activities	7,613	76,102
Foreign exchange impact on cash and cash equivalents	(62)	(24)
Net increase (decrease) in cash and cash equivalents	$(1,905)	$24,643

Cash Flows Used In Operating Activities

In the six months ended July 31, 2017, cash used in operating activities was $41.5 million. The primary factors affecting our cash used in operating activities during this period were our net loss of $82.3 million, partially offset by non-cash charges of $25.9 million for stock-based compensation, $3.6 million for depreciation and amortization of our property and equipment, $0.8 million for accretion of balloon payment and amortization of debt issuance cost, credit facility fees and discount on debt, and net cash flows of $10.5 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $11.8 million decrease in accounts receivable. The decrease in accounts receivable was primarily a result of timing of sales caused by seasonality and timing of collections. Changes in our operating assets and liabilities were also significantly affected by a $4.2 million increase in deferred revenue and a $0.3 million decrease in inventory, offset by a $3.4 million decrease in accounts payable and accrued liabilities, payment of costs of $1.5 million in connection with our IPO, and a $0.9 million increase in prepaid expenses and other assets. The increase in deferred revenue was due to a greater number of support and maintenance contracts related to the growth in our product sales and increased renewal of existing support and maintenance contracts associated with our larger installed customer base. The decrease in accounts payable and accrued liabilities is primarily affected by timing of payments.

In the six months ended July 31, 2016, cash used in operating activities was $39.5 million. The primary factors affecting our cash used in operating activities during this period were our net loss of $56.5 million, partially offset by non-cash charges of $7.4 million for stock-based compensation, $4.8 million for depreciation and amortization of our property and equipment, $0.6 million for accretion of balloon payment and amortization of debt issuance cost, credit facility fees and discount on debt, and net cash flows of $4.2 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $5.7 million decrease in accounts receivable. The decrease in accounts receivable was primarily a result of timing of sales caused by seasonality and timing of collections. Changes in our operating assets and liabilities were also significantly affected by a $3.6 million increase in deferred revenue and a $0.8 million increase in accounts payable and accrued liabilities, offset by a $3.0 million increase in prepaid expenses and other assets, payment of costs of $1.9 million in connection with our IPO, and a $1.0 million increase in inventories. The increase in deferred revenue was due to a greater number of support and maintenance contracts related to the growth in our product sales and increased renewal of existing support and maintenance contracts associated with our larger installed customer base. The increase in prepaid expenses and other assets was primarily attributable to increased activities to support overall business growth combined with timing of payments.

Cash Flows Provided By (Used In) Investing Activities

In the six months ended July 31, 2017, net cash used in investing activities was $10.0 million, which consisted of $7.9 million from purchases of investments and $2.1 million from purchases of property and equipment.

In the six months ended July 31, 2016, net cash provided by investing activities was $30.1 million, which consisted of $40.8 million from maturities of investments, partially offset by $8.4 million from purchases of investments and $2.3 million from purchases of property and equipment.

Cash Flows Provided By Financing Activities

In the six months ended July 31, 2017, net cash provided by financing activities was $76.1 million, which consisted primarily of $55.8 million of proceeds from the IPO, net of underwriting discounts and commissions, $15.0 million from the draw-down from our credit facility, $5.0 million from the draw-down of our revolving line of credit and $0.5 million of proceeds from exercises of stock options, partially offset by $0.2 million of capital lease financing payments.

In the six months ended July 31, 2016 net cash provided by financing activities was $7.6 million, which consisted of $7.0 million of proceeds from the draw-down of our revolving line of credit and $0.7 million of proceeds from exercises of stock options.

Debt Obligations

We have a credit facility with TriplePoint which, as of July 31, 2017, provided up to $60.0 million of available funds. This credit facility is secured by a security interest, junior to the SVB facility described below, on substantially all of our assets, including our intellectual property, and contains certain customary non-financial restrictive covenants. As of July 31, 2017, $50.0 million was outstanding under this facility. Of such amount, $15.0 million bears interest at 9.0% per year and becomes due in February 2019. The other $35.0 million bears interest at 11.25% per year and becomes due in February 2019. If we on or before February 2019 prepay a minimum of $20.0 million of the total $50.0 million of principal outstanding under this facility and pay an amortization fee to TriplePoint and comply with certain other conditions, the maturity date for the remaining $30.0 million outstanding principal balance will be extended to August 2020, subject to us making equal monthly amortizing payments of principal and interest through the extended maturity date, calculated at an interest rate equal to 1.50% higher than the rate that previously applied

We have a revolving line of credit with SVB, from which an amount based on a percentage of qualifying accounts receivable is available for us to borrow, up to a total of $20.0 million. This facility is secured by a security interest, senior to the TriplePoint facility described above, on substantially all of our assets, including our intellectual property, and is subject to certain financial covenant. This facility is scheduled to expire in May 2018. As of July 31, 2017, we had $19.0 million outstanding under this facility, which bears weighted average interest of 4.84% per year.

In May 2017, we entered into a Note Purchase Agreement with certain of our preferred stockholders pursuant to which such stockholders have agreed to purchase from us, at our election, one or more subordinated convertible promissory notes, or Notes, having an aggregate maximum principal amount of $25.0 million. In June 2017, we entered into an amendment to the Note Purchase Agreement. Pursuant to the amendment, the obligations for us to issue and for the stockholders to purchase Convertible Promissory Notes will expire upon the earlier to occur of December 31, 2019 or a change of control of the Company. If and when issued, the Notes will have an interest rate of 8.0% per annum and will mature 18 months from the date of issuance. At any time on or after December 1, 2019, at our election, we may convert the amounts outstanding under the Notes, if any, into common stock at the IPO price of $7.00 per share, provided that any Notes issued to entities affiliated with Insight Venture Partners shall be converted at the average closing price of our common stock on the Nasdaq Stock Market over the 30-day period preceding the conversion. As of July 31, 2017, no Notes have been issued and sold under the Note Purchase Agreement.

As of January 31, 2017 and July 31, 2017, we were in compliance with all of the covenants contained in our credit facility with TriplePoint and our revolving line of credit with SVB.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business in our commitments under contractual obligations in the three months ended July 31, 2017.

We contract with an offshore subsidiary of Flex to manufacture all of our hardware products. Our agreement with Flex does not require us to purchase any minimum volumes of products from Flex, but in the normal course of business we provide rolling nine month forecasts to Flex of our monthly purchase requirements, the first three months of which are purchase commitments that Flex relies upon to procure components used to build finished products. We have commitments to Flex related to inventories on-hand at Flex and non-cancelable purchase orders for our products and related components. We record a charge to cost of product sales for firm, non-cancelable and unconditional purchase commitments with Flex for non-standard components when and if quantities exceed our future demand forecasts. As of January 31, 2017 and July 31, 2017, we had $13.5 million and $24.4 million of purchase commitments with Flex, respectively.

Off-Balance Sheet Arrangements

For the six months ended July 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates, assumptions and judgments on an ongoing basis. Our estimates, assumptions and judgments are based on historical experience and various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our financial statements, which, in turn, could change the results from those reported. Please see Note 2 of Part I, Item 1 of this Quarterly Report on Form 10-Q for a summary of significant accounting policies. In addition, please see "Critical Accounting Policies Estimates" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Prospectus.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates.

Foreign Currency Risk

Our sales contracts are denominated in U.S. dollars, and therefore, substantially all of our revenue is not subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our products to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, a portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies such as the Euro, the Pound Sterling, and the Japanese Yen, and is subject to fluctuations due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative instruments. In the event our foreign sales and expenses increase, our operating results may be more greatly affected by foreign currency exchange rate fluctuations, which can affect our operating income or loss. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have had a material impact on our historical consolidated financial statements. If in the future we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our operating results could be adversely affected.

Interest Rate Risk

Our cash and cash equivalents primarily consist of bank deposits and money market funds. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level.

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the six months ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings that we believe to be material to our business or financial condition. From time to time we may become party to various litigation matters and subject to claims that arise in the ordinary course of business.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have a history of losses and may not be able to achieve or maintain profitability.

We have incurred losses in all fiscal years since our inception, and we expect that we will continue to incur net losses for the foreseeable future. We experienced net losses of $51.7 million and $82.3 million for the three and six months ended July 31, 2017, respectively. As of July 31, 2017, we had an accumulated deficit of $401.3 million. Our operating expenses may increase over time, particularly in the medium to long term, as we hire additional employees, develop our technology and enhance our product and service offerings, expand our sales and marketing teams, make investments in our distribution channels and expand our operations. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset higher expenses, or at all. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, increasing competition, a decrease in the growth of our overall market or a failure to capitalize on growth opportunities. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or positive free cash flow.

We have a limited operating history, which makes our future operating results difficult to predict and exposes our business to a number of risks and uncertainties.

We were founded in June 2008 and began selling our solution and generating revenue in 2011. We have a limited operating history in an industry characterized by rapid technological change, changing customer needs, intense competition, evolving industry standards and frequent introductions of new products and services. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. All of these factors, as well as the other risks described in this Quarterly Report on Form 10-Q, make our future operating results difficult to predict, which may impair our ability to manage our business and reduce your ability to assess our prospects.

We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. Our limited operating history makes it more difficult for us to predict these risks and uncertainties. If our assumptions regarding these risks and uncertainties (which we use to plan our business) are incorrect or change, or if we do not address these risks and uncertainties successfully, our operating and financial results could differ from our expectations, and our business and prospects could suffer.

Our revenue growth rate in recent periods may not be indicative of our future performance.

We have experienced significant growth in recent periods, with revenue growing from $27.6 million and $34.9 million in the three and six months ended July 31, 2016, respectively, to $50.4 million and $65.2 million in the three and six months ended July 31, 2017, respectively, representing period-over-period growth of 27% and 29%, respectively. If we are able to achieve greater revenue scale, we may not be able to maintain revenue growth rates consistent with this historical growth rate. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our revenue or revenue growth for any future period.

Our operating results may fluctuate significantly on a quarterly basis, which could make our future results difficult to predict and could cause our operating results to fall below expectations.

Our operating results may fluctuate on a quarterly basis due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. If our revenue or operating results in any particular period fall below investor expectations, the price of our common stock would likely decline. Factors that are difficult to predict and that could cause our quarterly operating results to fluctuate include:

•	the timing and magnitude of orders and shipments of our products in any quarter;
•	our ability to attract new and retain existing customers;
•	our ability to increase and maintain sales coverage and effectiveness and to attract and retain sales, marketing, engineering and other employees;
•	our ability to sell additional products to our existing customers;
•	disruptions in our sales channels or termination of our relationship with important distributors, channel partners, OEMs, contract manufacturers and suppliers;
•	our seasonal sales cycles;
•	reductions in customers’ budgets for information technology purchases;
•	fluctuations in demand for our solution;
•	the mix of solutions sold and the mix between product revenue and support and maintenance revenue;
•	the timing of introductions of plans of new products and our ability to manufacture and sell new products;
•	the amount and timing of expenses to grow our business;
•	the timing of revenue recognition for our sales;
•	regulatory, tax, accounting and other changes in requirements or policies applicable to us;
•	volatility in our share price, which may lead to higher stock-based compensation expense; and
•	general socioeconomic and political conditions in the countries where we operate or where our solution is sold or used.

Any one of the factors above or the cumulative effect of the factors above may result in significant fluctuations in our operating results from period to period. This variability and unpredictability could result in our failure to meet our internal operating plan or the expectations of securities analysts or investors for any period. If we fail to meet such expectations, the market price of our common stock could decline and we could face costly lawsuits, including securities class action litigation.

We face intense competition from numerous established companies and new entrants.

We face intense competition from numerous established companies that sell competitive enterprise cloud infrastructure systems or storage solutions. These competitors include large system vendors, consisting primarily of EMC and NetApp, and also Dell Technologies, Hitachi Data Systems, HP Enterprise, IBM and VMware, that offer a broad range of data center systems targeting various use cases and end markets. We also face competition from other companies, including companies that offer solutions powered entirely or partially by flash memory technology, such as Nimble Storage, a Hewlett Packard Enterprise company, Nutanix and Pure Storage. These competitors, as well as other potential competitors, where compared to us may have:

•	greater name recognition and longer operating histories;
•	larger sales and marketing and customer support budgets and resources;
•	the ability to bundle enterprise cloud infrastructure systems or storage solutions with other products and services to address customers’ needs;
•	more comprehensive enterprise cloud infrastructure systems or storage solutions;
•	greater resources to make acquisitions and develop new solutions;
•	infrastructure solutions that are, or that are perceived to be, simpler and faster to deploy, or able to store and process data more effectively;
•	infrastructure solutions that store and process both physical and virtualized workloads;

•	larger and more mature intellectual property portfolios; and
•	substantially greater financial, technical and other resources.

Furthermore, many of our competitors benefit from established brand awareness and long-standing relationships with key decision makers at many of our current and prospective customers. We expect that our competitors will seek to leverage these existing relationships to discourage customers from purchasing our solution. If we are unsuccessful in establishing or maintaining relationships with customers, or if customers are reluctant or unwilling to try our solution, our ability to compete in the marketplace or to grow our revenue could be impaired.

Our competitors utilize a broad range of competitive strategies. For example, some of our competitors have offered bundled products and services in order to reduce the initial cost of their storage solutions. Our competitors may also compete on purchase price and total cost of ownership, and may choose to adopt more aggressive pricing policies than we choose to adopt in the future.

Certain of our competitors may have developed, claim to have developed or have indicated that they intend to develop enterprise cloud technologies that may compete with our solution. We expect our competitors to continue to improve the performance of their solutions, reduce their prices and introduce new services and technologies that may, or that they may claim to, offer greater performance and improved total cost of ownership as compared to our solution. These and other competitive pressures may prevent us from competing successfully against current or future competitors. If we are unable to acquire customers, or if we are forced to reduce prices in order to do so, our business, operating results and financial condition may be adversely affected.

We have experienced rapid growth in recent periods, and if we do not effectively manage any future growth or are unable to improve our systems, processes and controls, our business may be adversely affected.

We have experienced rapid growth and increased demand for our solution over the last several years. Our employee headcount and number of customers have increased significantly, and we intend to continue to grow our customer base significantly in the future.

Furthermore, we have increasingly managed more complex deployments of our products and services with larger customers. The growth of our business and our offerings creates an ongoing strain on our management, operational and financial resources. To manage our growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and our ability to manage headcount, capital and processes in an efficient manner. The increased operational complexity and higher costs of international product deployments and infrastructure expansion makes managing our growth outside of the United States uniquely challenging. Our failure to scale or manage improvements in these functions, processes and controls could disrupt existing customer relationships, limit the deployments of our solution, reduce the quality of our products and services, increase our technical support costs and impair our ability to operate our business and protect our assets. Failure to manage any future growth effectively could result in increased costs and harm our business, operating results and financial condition.

If the enterprise cloud market does not evolve as we anticipate or our target customers do not adopt our enterprise cloud solutions, we may not be able to compete effectively, and our ability to generate revenue will suffer.

We compete in the new enterprise cloud category with our Tintri VMstore solutions, and the market for enterprise cloud solutions is still in an early stage. Our success depends upon our ability to provide enterprise cloud infrastructure solutions that address the needs of customers more effectively and economically than those of other competitors or existing technologies.

Many of our target customers have never purchased enterprise cloud infrastructure solutions and may not have the desire or available budget to invest in new technologies such as ours. Market awareness of our value proposition will be essential to our continued growth and our success, particularly for the enterprise and CSP markets. It is difficult to predict with any precision customer adoption rates, customer demand for our solution or the future growth rate and size of our market.

Changes or advances in alternative technologies or adoption of alternative enterprise cloud infrastructure offerings could adversely affect the demand for our solution. If the enterprise cloud infrastructure market does not develop in the way we anticipate, if our solution does not offer benefits compared to competing solutions or if customers do not recognize the benefits that our solution provides, then our business, operating results and financial condition could be adversely affected.

Our growth depends in part on our ability to attract new customers and sell additional solutions and renewals to existing customers.

Our future success depends in part on our ability to increase sales of our solution to new customers domestically and internationally, as well as to increase sales of additional solutions and renewals to our existing customers. The rate at which new and existing customers purchase solutions depends on a number of factors, including customers’ perceived need for enterprise cloud infrastructure solutions, general economic conditions and our ability to compete effectively with our competitors. We may also be forced to engage in sophisticated and costly sales efforts, which may not result in additional sales.

Furthermore, the rate at which our customers purchase additional enterprise cloud infrastructure solutions is subject to a number of risks, including the nature and extent of their IT infrastructure needs, their level of satisfaction with our prices and features relative to competitive offerings, their spending levels on IT infrastructure solutions and other factors outside of our control.

We provide our support services under limited term contracts, which range from one to five years. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our solution, our customer support and increased competition and the pricing of our, or competing, services. Even if our customers choose to renew their support contracts, they may renew for shorter contract periods or on other terms that are less beneficial to us. We have limited historical data with respect to rates of customer renewals, so we may not accurately predict future renewal trends.

We cannot ensure that our customers will purchase our solution or will renew their support contracts, and their failure to make such purchases or renewals may adversely affect our business, operating results and financial condition.

If our third-party channel partners fail to perform, our ability to sell and distribute our solution will be limited, and our operating results will be adversely affected.

We depend on channel partners and distributors for a substantial majority of our sales. Approximately 92% and 91% of our revenue in the three and six months ended July 31, 2017, respectively, was derived from sales to our channel partners and distributors. We also depend upon our channel partners to manage the customer sales process and to generate sales opportunities. To the extent our channel partners are unsuccessful in fulfilling our sales, managing the sales process or selling our solution, or we are unable to enter into arrangements with, and retain a sufficient number of high-quality, motivated partners in each of our sales regions, our ability to sell our solution will be adversely affected.

Our contracts with channel partners are typically terminable without cause by either party after an initial term of one year. Our channel partner agreements do not prohibit them from offering competitive products or services and do not contain any purchase commitments. Many of our channel partners also sell our competitors’ solutions. If our channel partners give higher priority to our competitors’ storage solutions, we may be unable to grow our revenue and our net loss could increase. Further, in order to develop and expand our channels, we must continue to scale and improve our processes and procedures that support our channel partners, including investments in systems and training, and those processes and procedures may become increasingly complex and difficult to manage. If we fail to maintain existing channel partners or develop relationships with new channel partners, our business, operating results and financial condition may be adversely affected.

Reliance on shipments at the end of the quarter could cause our revenue for the applicable period to fall below expected levels.

As a result of customer buying patterns and related sales efforts, we have historically received a substantial portion of sales orders and generated a substantial portion of revenue during the last few weeks of each fiscal quarter. If expected revenue at the end of any fiscal quarter is delayed for any reason, including any failure of anticipated sales transactions to materialize, any inability on our part to ship products prior to fiscal quarter-end to fulfill sales orders received near the end of the fiscal quarter, any failure on our part to manage inventory to meet demand, any inability on our part to release new solutions on schedule, any failure of our systems related to order review and processing and other terms that may delay the recognition of revenue or any unexpected sales cancellations, our revenue for that quarter could fall below our expectations and the estimates of analysts, which could adversely impact our business, operating results and financial condition.

The markets for enterprise cloud systems and storage solutions are rapidly evolving and, if we fail to correctly anticipate and respond to developing industry trends, demand for our solution may decline.

The IT infrastructure and storage industries are characterized by rapidly evolving technology, customer needs and industry standards. To remain competitive, we must correctly anticipate and invest in the adoption of new and emerging technologies, and continue to innovate our solution to provide superior benefits to our customers. The process of developing or adapting our solution to new technologies is complex and uncertain, and our product development efforts may fail to successfully address our customers’

changing needs. We must commit significant resources to developing new products and product enhancements before knowing whether our investments will result in products the market will accept. If we fail to implement or respond to a technology that gains widespread market acceptance, demand for our solution may decline. Conversely, if we adopt a technology for which market demand fails to materialize, then we may incur significant development and marketing expense for which we fail to realize an adequate return. In September 2017, we announced the introduction of a new series of enterprise cloud products, and the extent of market acceptance and demand for these and other new products will affect our future financial results. In addition, one or more new technologies could be introduced that compete favorably with our products or that cause our solution to no longer be able to compete successfully.

The success of our products also depends in large part on our ability to successfully adapt our solution to emerging industry standards. The servers, network, software and other components and systems within a datacenter must comply with industry standards in order to interoperate and function efficiently together. If larger companies that are more influential in driving industry standards do not support the same standards we use, market acceptance of our solution could be adversely affected, or we may be required to spend significant time and resources duplicating efforts to adapt to different standards.

Our failure to successfully identify new product opportunities, develop and bring new products to market in a timely manner or respond to changing industry standards would result in a lower revenue growth rate or decreased revenue, either of which would negatively impact our business, operating results and financial condition.

If we fail to develop or introduce new or enhanced solutions on a timely basis, our ability to attract and retain customers could be impaired and our competitive position could be adversely affected.

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. We will need to continue to create valuable software and hardware solutions to be integrated with our enterprise cloud platform. To compete successfully, we must design, develop, market and sell new or enhanced solutions that provide increasingly higher levels of performance, capacity, scalability, security and reliability and meet the cost expectations of our customers. On September 6, 2017, we announced the introduction of a new series of enterprise cloud products. The extent of market acceptance and demand for these and new products are expected to affect our future financial results. Any failure to anticipate or develop new or enhanced solutions or technologies in a timely manner in response to technological shifts could result in decreased revenue and harm to our business, operating results and financial condition. Any new feature or application that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve broad market acceptance. If we fail to introduce new or enhanced solutions that meet the needs of our customers or penetrate new markets in a timely fashion, we will lose market share and our business, operating results and financial condition will be adversely affected.

Our solution must interoperate with third-party hypervisors and operating systems, software applications and hardware, and if we fail to maintain the compatibility of our solution with such software and hardware, we may lose or fail to increase our market share and may experience reduced demand for our solution.

Our solution must interoperate with our customers’ existing infrastructure, specifically their hypervisors, networks, servers, and other software, which are provided by a wide variety of vendors. For example, our VMstore solutions support hypervisors marketed by Citrix, Microsoft, Open Stack, Red Hat and VMware. When new or updated versions of these hypervisors or software applications are introduced, we must sometimes develop updated versions of our software so that our solution will interoperate properly. These efforts require capital investment and engineering resources and we may not be able to deliver or maintain interoperability quickly, cost-effectively or at all. If we fail to maintain compatibility of our solution with these infrastructure components, our customers may not be able to fully utilize our solution, and we may, among other consequences, lose or fail to increase our market share and experience reduced demand for our solution, which may harm our business, operating results and financial condition.

If we are not able to successfully increase sales of our solution to large organizations and CSPs, our operating results may suffer.

Our growth strategy is dependent in large part upon increasing sales of our solution to large organizations and CSPs. Sales to these customers involve risks that may not be present (or that are present to a lesser extent) with sales to smaller customers. These risks include:

•	competition from companies that traditionally target larger organizations and CSPs and that may have pre-existing relationships or purchase commitments from such customers;
•	increased purchasing power and leverage held by large customers in negotiating contractual arrangements with us;

•	more stringent requirements in our support and maintenance contracts, including demand for faster support response times and penalties for any failure to meet support requirements; and
•	longer sales cycles and the associated risk that substantial time and resources may be spent on a potential customer that elects not to purchase our solution.

In addition, large organizations, including government entities, typically have longer implementation cycles, require greater solutions functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. If we fail to realize an expected sale from a large customer in a particular quarter or at all, our business, operating results and financial condition could be adversely affected.

Our sales cycles can be long and unpredictable, and may require considerable time and expense, which may cause our operating results to fluctuate significantly.

The timing of customer sales commitments and our recognition of revenue is difficult to predict because of the length and unpredictability of our solutions’ sales cycles. A sales cycle is the period between initial contact with a prospective customer and any sale of our solution. Our sales cycles typically range from three to six months. Customers, especially large enterprises, CSPs and government entities, often view the purchase of our solution as a significant and strategic decision and require considerable time to evaluate, test and qualify our solution prior to making a purchase decision and placing an order. During our sales cycle, we expend significant time and money on sales and marketing activities, and sometimes make investments in evaluation equipment, all of which lower our operating margins, particularly if no sale occurs.

Even if a customer decides to purchase our solution, there are many factors that affect the timing of the customer’s purchase and our recognition of revenue, including the strategic importance of a particular project to a customer, budgetary constraints and changes in their personnel. Even after a customer makes a purchase, there may be circumstances or terms relating to the purchase that delay our ability to recognize revenue from that purchase. For all of these reasons, it is difficult to predict whether a sale will be completed, the particular period in which a sale will be completed or the period in which revenue from a sale will be recognized. If our sales cycles lengthen, our revenue could be lower than expected, which would have an adverse effect on our business, operating results and financial condition.

If we are unable to attract and retain qualified personnel, our business and operating results could suffer.

Our future success also depends on our ability to continue to attract, integrate and retain highly skilled personnel, especially skilled sales and engineering employees. Competition for highly skilled personnel is frequently intense, especially in the San Francisco Bay Area where we are headquartered. We compete with many larger and better funded organizations both inside and outside of the storage industry for skilled personnel, and we may be unable to compete with the compensation and other benefits that these organizations offer to attract candidates and retain existing personnel.

Volatility or declines in our stock price may also affect our ability to attract and retain key employees. Also, many of our employees have become, or will soon become, vested in a substantial amount of equity awards which may, in some cases, equate to a substantial amount of personal wealth. In addition, certain of our employees hold options to purchase shares of our common stock with exercise prices in excess of recent trading price of our common stock on the Nasdaq Stock Market, which may lessen the incentive these stock options represent for these employees to remain in our employment.  These circumstances may make it more difficult for us to retain and motivate these employees. Conversely, recent declines in the trading price of our common stock on the Nasdaq Stock Market could reduce, or be perceived by employees to reduce, the value of their outstanding equity awards, which could affect their decision about whether or not they continue to work for us. We have experienced some of these effects since the completion of our IPO in July 2017, and may continue to see similar recruitment and retention challenges in the future.

We cannot assure you that we will be able to successfully attract or retain qualified personnel. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth and adversely affect our business, operating results and financial condition.

We derive substantially all of our revenue from a single family of products, and a decline in demand for our solution would cause our revenue to grow more slowly or to decline.

Our enterprise cloud platform, which includes our proprietary Tintri OS and our stand-alone software products, accounts for all of our revenue and will continue to comprise a significant portion of our revenue for the foreseeable future. As a result, any of the following events or developments could have a comparatively greater impact on our business than they would if we offered a broader range of solutions:

•	the failure of our current solutions, including the new series of enterprise cloud products that we announced in September 2017, to achieve broad market acceptance;
•	any decline or fluctuation in demand for our current solutions, whether as a result of customer budgetary constraints, introduction of competing products or technologies or other factors; and
•	our inability to release enhanced versions of our current solutions, including any related software, on a timely basis.

If the market for enterprise cloud infrastructure solutions grows more slowly than anticipated, if demand for our solution declines, or if we fail to deliver new solutions, new features, or new releases that meet customer demand, our business, operating results and financial condition will be adversely affected.

We recognize revenue from support agreements over the term of the relevant support period, and as a result downturns or upturns in sales are not immediately reflected in full in our operating results.

Support and maintenance revenue was 24% and 25% of our revenue in the three and six months ended July 31, 2017, respectively. We recognize support and maintenance revenue ratably over the term of the relevant support period, which ranges from one to five years. As a result, much of the support and maintenance revenue we report each quarter is derived from support agreements that we sold in prior quarters. Consequently, a decline in new or renewed support agreements, or decreases in the relative pricing of new support agreements, in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of support and maintenance is not reflected in full in our operating results until future periods. In addition, because revenue from renewals must be recognized ratably over the applicable service period, it may be difficult for us to rapidly increase our support and maintenance revenue through additional sales in any period. The percentage of our total revenue that we derive from support and maintenance agreements may vary over time if we change the relative pricing of our products or support agreements. Our revenue from support agreements as a percentage of total revenue may decline as a result of changes in the relative pricing of our products and support. Changes in the mix of our product revenue and support and maintenance revenue may adversely affect our business, operating results and the trading price of our common stock.

The sales prices of our products and services may decrease, which would reduce our gross profit and adversely impact our financial condition.

The sales prices for our products or support and maintenance services may decline for a variety of reasons, including competitive pricing pressures, a change in our mix of products and services and the introduction of competing products or services or promotional programs. Competition continues to increase in the markets in which we participate, and we expect competition to further increase in the future, which may lead to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. Our sales prices could also decline due to pricing pressure caused by several factors, including overcapacity in the worldwide supply of competitive storage solutions, increased manufacturing efficiencies and implementation of new manufacturing processes. In addition, although we price our products and services predominantly in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions. To the extent we introduce new solutions, we anticipate that the sales prices for our existing solutions will decrease. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our new product and services offerings, if introduced, will enable us to maintain or improve our gross margins and achieve profitability.

Our ability to successfully market and sell our solution is dependent in part on the quality of our customer support, and any failure to offer high-quality technical support could harm our business.

Once our solution is deployed within our customers’ datacenters, customers depend on our support organization to resolve technical issues relating to our solution. Our ability to provide effective support is largely dependent on our ability to attract, train and retain qualified personnel, as well as to engage with qualified support partners that provide a similar level of customer support. Furthermore, as we continue to expand our international operations, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English and provisioning and staffing our international customer support field offices. In addition, our sales process is highly dependent on our solution and business reputation and on recommendations from our existing customers. Any failure to maintain, or a market perception that we do not maintain, high-quality technical support, including installation, could harm our reputation and our ability to sell our solution to existing and prospective customers.

We are exposed to the credit risk of some of our channel partners, distributors and direct customers, which could result in losses and negatively impact our operating results.

Some of our channel partners, distributors and direct customers have experienced financial difficulties in the past. A channel partner, distributor or direct customer experiencing such difficulties will generally not purchase or sell as many of our systems as it may have done under normal circumstances and may cancel orders. Our typical payment terms are 30 days from invoice but payment terms may be longer in particular circumstances and markets. In addition, a channel partner, distributor or direct customer experiencing financial difficulties generally increases our exposure to uncollectible receivables. Any concentration of our accounts receivable in one or a limited number of our channel partners, distributors and direct customers may increase our credit risk with respect to those channel partners, distributors and direct customers. If any of our channel partners, distributors or direct customers that represent a significant portion of our revenue becomes insolvent or suffers deterioration in its financial or business condition and is unable to pay for our solution, our business, operating results and financial condition could be adversely affected.

If we do not effectively expand and train our sales force, we may be unable to increase our revenue and our business will be adversely affected.

Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective customers. Therefore, we continue to be substantially dependent on our sales force to obtain new customers and sell additional solutions to our existing customers. As such, we have invested and will continue to invest substantially in our sales organization. Competition for sales personnel with the skills and technical knowledge that we require is intense and our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth.

In August 2017, we announced changes to the structure of our sales organization, including the departure of our former Chief Sales Officer and our Chief Executive Officer assuming more direct involvement with our sales organization. These changes and other changes may impact our ability to attract and retain sales personnel.

As a result of our recent growth, a large percentage of our sales force is new to our company and therefore less effective than our more seasoned sales personnel. New hires require significant training and may take significant time before they achieve full productivity; we estimate based on past experience that sales team members typically do not fully ramp and are not fully productive during the first several quarters of employment with us. Our recent hires and planned hires may not become productive as quickly as we expect. Furthermore, hiring sales personnel in new countries requires additional set up and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business, operating results and financial condition will be adversely affected.

Seasonality may cause fluctuations in our revenue and operating results.

In general, our sales are subject to seasonal trends. Our fourth fiscal quarter, ending January 31, typically has the highest revenue of any of our fiscal quarters, and our first fiscal quarter, ending April 30, typically has the lowest revenue of any of our fiscal quarters. We believe that this seasonality results from a number of factors, including the budgeting, procurement and deployment cycles of many of our customers. Our rapid historical growth may have reduced the impact of seasonal or cyclical factors that might have influenced our business to date. To the extent our revenue growth slows, seasonal or cyclical variations in our operations may become more pronounced and may affect our business, operating results and financial condition.

Sales to U.S. federal, state and local governments are subject to numerous challenges and risks that may adversely impact our business.

Although sales to U.S. federal, state and local government agencies accounted for less than 10% of our revenue in each of the three and six months ended July 31, 2017, we anticipate that our sales to government agencies may increase in the future. Sales to such government entities are subject to a number of risks, including the following:

•

selling to government agencies can be extensively regulated, highly competitive and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;

•

government certification requirements applicable to our solution may change and in doing so restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification;

•

government demand and payment for our products and services may be impacted by public sector budgetary cycles, changes in administration and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services;

•

government agencies may have statutory, contractual or other legal rights to terminate our sales contracts for convenience or due to a default, and any such termination may adversely impact our future operating results;

•

governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our solution, which would adversely impact our revenue and operating results, or result in fines, civil or criminal liability or repayment of any overcharges, if any such audit uncovers improper or illegal activities; and

•

government agencies may require certain products to be manufactured in the United States and other relatively high-cost manufacturing locations, which may require costly changes to our manufacturing practices or otherwise adversely affect our ability to sell these products to such agencies.

If any of the above risks are realized, our business, operating results and financial condition may be adversely affected.

Our solution is highly technical and may contain undetected defects, which could cause data unavailability, loss or corruption that might, in turn, result in liability to our customers and harm to our reputation and business.

Our solution is highly technical and complex and are often used to store information critical to our customers’ business operations. Our solution, particularly with respect to newly introduced or redesigned products, may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, loss, corruption or other harm to our customers. Some errors in our solution, may only be discovered after they have been installed and used by customers. Our solution has experienced temporary outages after they have been deployed. Any outages, errors, defects or security vulnerabilities discovered in our solution after commercial release could result in a loss of revenue, injury to our reputation, a loss of customers or increased service and warranty costs, any of which could adversely affect our business and operating results. In addition, errors or failures in the solutions of third-party technology vendors may be attributed to us and may harm our reputation.

If our solution fails, we could face claims for product liability, tort or breach of warranty. Although our customers are generally required to enter into our standard “click wrap” terms of service, which includes provisions relating to warranty disclaimers and liability limitations, these terms may be difficult to enforce. Defending a lawsuit, regardless of its merit, would be costly and might divert management’s attention and adversely affect the market’s perception of us and our solution. Our business liability insurance coverage could prove inadequate with respect to a claim and future coverage may be unavailable on acceptable terms or at all. These product-related issues could result in claims against us, and negatively impact our business, operating results and financial condition.

Our international operations expose us to additional risks, and failure to manage those risks could adversely affect our business, operating results and cash flows.

We derive a significant portion of our revenue from channel partners outside the United States. Revenue generated from customers outside of the United States was 26% and 25% of our total revenue for the three and six months ended July 31, 2017, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will be successful. As of July 31, 2017, 14% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including:

•	increased complexity and costs of managing international operations;
•	geopolitical and economic instability and military conflicts;
•	limited protection of our intellectual property and other assets;
•	compliance with local laws and regulations and unanticipated changes in local laws and regulations, including tax laws and regulations;
•	trade and foreign exchange restrictions and higher tariffs;
•	travel restrictions;
•	timing and availability of import and export licenses and other government approvals, permits and licenses, including export classification requirements;
•	foreign currency exchange fluctuations relating to our international operating activities;
•	restrictions imposed by the U.S. government on our ability to do business with certain companies or in certain countries as a result of international political conflicts;
•	transportation delays and other consequences of limited local infrastructure and disruptions, such as large scale outages or interruptions of service from utilities or telecommunications providers;
•	reliance upon third parties to provide solution support services outside of the Unites States;
•	difficulties in staffing international operations and increased compliance costs and potential liabilities associated with employment laws and practices outside of the United States;
•	increased costs and risk of loss associated with provisioning local field offices to provide solution support services;
•	heightened risk of terrorist acts;
•	local business and cultural factors that differ from our normal standards and practices;
•	differing employment practices and labor relations;
•	regional health issues and natural disasters that are endemic to regions which we operate and sell or manufacture our solution;
•	difficulties in enforcing contracts generally; and
•	work stoppages.

As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these risks. These factors and other factors could harm our ability to gain future international revenue and, consequently, impact our business, operating results and financial condition.

We rely on a single contract manufacturer to manufacture our products, and any failure to forecast demand for our products or manage our relationship with our contract manufacturer, or if that manufacturer’s business were to become impaired in the future, our ability to sell our products could be impacted.

We contract with an offshore subsidiary of Flex to manufacture all of our products. Our reliance on Flex reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we fail to manage our relationship with Flex effectively, or if Flex experiences delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be adversely affected. In addition, any adverse change in Flex’s financial or business condition could disrupt our ability to supply quality products to our customers. If we are required to change our contract manufacturer or assume internal manufacturing operations, we may lose revenue, incur increased costs and damage our customer relationships. In addition, qualifying a new contract manufacturer and commencing production can be an expensive and lengthy process. If we experience increased demand that Flex is unable to fulfill, or if Flex is unable to provide us with adequate supplies of high-quality products for any other reason, we could experience a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected.

Our agreement with Flex is terminable at any time by us with 90 days’ notice or by Flex with 120 days’ notice and Flex has no obligation to provide services transitioning our manufacturing processes to another manufacturer. Our agreement with Flex does not provide for any specific volume purchase commitments, though we are required to submit a nine month forecast for orders (the first three months of which are binding) and orders are placed on a purchase order basis. Furthermore, because we contract with a subsidiary of Flex, we have limited recourse to assets held by other members of the Flex group of companies in the event of manufacturing problems or other claims. If we are required to change to a new contract manufacturer, qualify an additional contract manufacturer or assume internal manufacturing operations for any reason, including financial problems of our contract manufacturer, reduction of manufacturing output made available to us, or the termination of our contract, we may lose revenue, incur increased costs and damage our customer relationships.

We intend to introduce new products and product enhancements, which could require us to coordinate with Flex and component suppliers in order to achieve volume production rapidly. We may need to increase our component purchases, contract manufacturing capacity and internal test and quality functions if we experience increased demand for our products. Our orders may represent a relatively small percentage of the overall orders received by Flex from its customers. As a result, fulfilling our orders may not be considered a priority in the event Flex is constrained in its ability to fulfill all of its customer obligations in a timely manner. If Flex is unable to provide us with adequate supplies of high-quality products, or if we are, or Flex is unable to obtain adequate quantities of components, it could cause a delay in our order fulfillment, in which case our business, operating results and financial condition could be adversely affected.

We rely on a limited number of suppliers, and in some cases single-source suppliers, and any disruption or termination of these supply arrangements could delay shipments of our products and could harm our relationships with current and prospective customers.

We rely on a limited number of suppliers, and in some cases single-source suppliers, for several key hardware components of our solution. These components are generally purchased on a purchase order basis through Flex, and we generally do not have long-term supply contracts with our suppliers. For example, the chassis used in our hybrid-flash systems and our new all-flash systems are obtained on a purchase order-basis under an agreement with a single-source component supplier that has no fixed term.

Our current purchase volumes may be too low for us to be considered a priority customer by certain of our suppliers. Any of the sole-source and limited source suppliers we rely on could stop producing our components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. Our reliance on key suppliers exposes us to risks, including:

•	the inability to obtain an adequate supply of key components;
•	delays or disruptions of shipments of our products or their components;
•	price volatility for the components of our products;
•	failure of a supplier to meet our quality or production requirements;
•	failure of a supplier of key components to remain in business or adjust to market conditions; and
•	consolidation among suppliers, resulting in some suppliers exiting the industry or discontinuing the manufacture of components.

As a result of these risks, we cannot assure you that we will be able to obtain enough key components in the future or that the cost of these components will not increase. We generally order our components on a “build to order” basis, and do not maintain any significant inventory of the components used in our products. The technology industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry or other factors. If our supply of components is disrupted or delayed, or if we need to replace our existing suppliers, there can be no assurance that additional components will be available when required or on terms that are favorable to us, which could extend our lead times and increase the costs of our components. Switching suppliers may require that we redesign our VMstore products to accommodate new components and to re-qualify our solution, which would be costly and time-consuming.

Any interruption in the supply of our components may adversely affect our ability to meet scheduled product deliveries to our customers and could result in lost revenue or higher expenses, any of which would harm our business, operating results and financial condition.

Insufficient supply and inventory of our products and their components may result in lost sales opportunities or delayed revenue, while excess inventory will harm our gross margins.

Our third-party manufacturer procures components and builds our products based on our forecasts, and we generally do not hold inventory for a prolonged period of time. These forecasts are based on estimates of future demand for our products, which are in turn based on historical trends and analyses from our sales and marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue forecasts for components and products that are non-cancelable and non-returnable. Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to make accurate forecasts and effectively manage the supply of our products and components. We have, in the past, had to write off inventory in connection with transitions to new product models. If we ultimately determine that we have excess supply, we may have to reduce our prices and write down or write off excess or obsolete inventory, which in turn could result in lower gross margins. Alternatively, insufficient supply levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential customers turn to competitors’ products that may be more readily available. If we are unable to effectively manage our supply and inventory, our business, operating results and financial condition could be adversely affected.

Industry consolidation may lead to increased competition, which could harm our business.

Consolidation among IT infrastructure providers has been common. Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they had offered individually. For example, in February 2016, NetApp acquired SolidFire, a developer of all-flash storage systems, in September 2016, Dell acquired EMC, in February 2017, HP Enterprise acquired SimpliVity, a developer of hyperconverged systems, in April 2017, HP Enterprise acquired Nimble Storage, a storage solutions provider, and in August 2017, Cisco announced an agreement to acquire Springpath, a developer of hyperconverged systems. We expect this trend to continue as companies attempt to strengthen or maintain their market positions through strategic acquisitions.

Consolidation in our industry may result in stronger competitors that may create more compelling offerings, offer greater pricing flexibility and be better able to compete as their customers’ sole-source vendors. Any of these developments would make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs and breadth of technology offerings. In addition, companies with which we have strategic partnerships may acquire or form alliances with our competitors, causing them to reduce their business with us. Continued industry consolidation may adversely affect customers’ and potential customers’ perceptions of the viability of less mature technology companies such as us and, consequently, their willingness to purchase from us. Any such competitive forces resulting from consolidation in our industry could adversely impact our business, operating results and financial condition.

Our research and development efforts may not produce successful solutions that result in significant revenue in the near future, if at all.

Developing new solutions and related enhancements is expensive and time consuming. Our investments in research and development may result in solutions that do not achieve market adoption, are more expensive to develop than anticipated, take longer to generate revenue or generate less revenue than we anticipate. Our future plans include significant investments in research and development for new solutions and related opportunities. We believe that we must continue to dedicate significant resources to our research and development efforts to maintain or expand our competitive position. However, these efforts may not result in significant revenue in the near future, if at all, which could adversely affect our business, operating results and financial condition.

The success of our business depends in part on our ability to protect and enforce our intellectual property rights.

Our success depends to a significant degree on our ability to protect our core technology and intellectual property. We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our technology, intellectual property and proprietary rights, all of which provide only limited protection. We cannot assure you that any patents or trademarks will be issued with respect to any pending patent or trademark applications in a manner that gives us adequate defensive protection or competitive advantages, if at all, or that any patents or trademarks issued to us or our other intellectual property rights will not be challenged, invalidated or circumvented. We have filed for patents and trademarks in the United States and in certain international jurisdictions, but such protections may not be available in all countries in which we operate or in which we seek to enforce our intellectual property rights, or may be difficult to enforce in practice. Our currently issued patents and trademarks and any patents or trademarks that may be issued in the future with respect to pending or future applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property rights.

Protecting against the unauthorized use of our intellectual property and technology, and infringement or misappropriation of our intellectual property rights is expensive and difficult, particularly internationally. Litigation may be necessary in the future to enforce or defend our intellectual property rights or to determine the validity and scope of the intellectual property rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business, operating results and financial condition. If we fail to protect our intellectual property rights adequately, our competitors could offer similar solutions, potentially harming our business. Further, many of our current and potential competitors have the ability to dedicate substantially greater resources to defending intellectual property rights infringement claims and to enforcing their intellectual property rights than we have. Attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property rights or other rights against us, or result in a holding that invalidates or narrows the scope of our intellectual property rights, in whole or in part. If we are unable to adequately protect and enforce our intellectual property, technology and our intellectual property rights, the value of our intellectual property, technology and intellectual property rights, and our business, operating results and financial condition could be adversely affected.

Third-party claims that we are infringing intellectual property rights, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses, and our business could be adversely affected.

A number of companies, both within and outside of the IT infrastructure industry, hold a large number of patents covering aspects of storage, servers and virtualization solutions. In addition to these patents, participants in this industry typically also protect their technology through copyrights and trade secrets. As a result, there is frequent litigation based on allegations of infringement, misappropriation or other violations of intellectual property rights. We have in the past, and may in the future, receive inquiries from other intellectual property rights holders seeking to profit from royalties in connection with grants of licenses and may in the future become subject to claims that we infringe their intellectual property rights, particularly as we expand our presence in the market and face increasing competition. We have in the past and may in the future be required to enter into agreements with such intellectual property rights holders involving the payment of royalties or other fees, or granting a limited license of our intellectual property rights, in order to resolve such inquiries and settle such claims. We cannot assure you that our business or products or services do not violate such rights of such third-party claimants. Regardless of the merit of any such claim, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. In addition, parties may claim that the names and branding of our solution infringe their trademark rights in certain countries or territories. If such a claim were to prevail we may have to change the names and branding of our solution in the affected territories and incur other costs.

We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify and hold harmless our customers, suppliers and channel and other partners from damages and costs which may arise from the infringement by our solution of third-party intellectual property rights, which may include patents, copyrights, trademarks or trade secrets. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Our insurance may not cover all intellectual property rights infringement claims. A claim that our solution infringes a third party’s intellectual property rights, even if untrue, could harm our relationships with our customers, may deter future customers from purchasing our solution and could expose us to costly litigation and settlement expenses. Even if we are not a party to any litigation between a customer and a third party relating to infringement by our solution, an adverse outcome in any such litigation could make it more difficult for us to defend our solution against intellectual property rights infringement claims in any subsequent litigation in which we are a named party. Any of these results could harm our brand and operating results.

Our defense of intellectual property rights claims brought against us or our customers, suppliers and channel partners, with or without merit, could be time-consuming, expensive to litigate or settle, divert management resources and attention and force us to acquire or license intellectual property rights, which may involve substantial royalty or other payments. Further, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. We cannot assure you that we would be successful in defending against any such claims. In addition, patent applications in the United States and most other countries are confidential for a period of time before being published, so we cannot be certain that we were the first to conceive the inventions covered by our patents or patent applications. An adverse determination also could invalidate our intellectual property rights and prevent us from offering our solution to our customers and may require that we procure or develop substitute solutions that do not infringe, which could require significant effort and expense. We may be unable to replace those technologies with technologies that have the same features or functionality and that are of equal quality and performance standards on commercially reasonable terms, or at all. We may have to seek a license for the technology, which may not be available on acceptable terms or at all, and as a result may significantly increase our operating expenses or require us to restrict our business activities in one or more respects. Any of these events could adversely affect our business, operating results and financial condition.

System security risks, data protection breaches and cyber-attacks on our systems or solutions could compromise our proprietary information (or information of our customers), disrupt our internal operations and harm public perception of our solution, which could cause our business and reputation to suffer, create additional liabilities and adversely affect our financial conditions and stock price.

In the ordinary course of business, we store sensitive data on our internal systems, networks and servers, which may include intellectual property, our proprietary business information and that of our customers, suppliers and business partners and sales data, which may include personally identifiable information. In addition, we design and sell solutions that our customers use to store their data. The security of our own networks and the intrusion protection features of our solution are both critical to our operations and business strategy.

We devote significant resources to network security, data encryption and other security measures to protect our systems and data, but these security measures are subject to third-party security breaches, employee error, malfeasance, faulty password management or other irregularities and cannot provide absolute security. Any destructive or intrusive breach of our internal systems could result in the information stored on our networks being accessed, publicly disclosed, lost or stolen. In addition, an effective attack on our solution could disrupt the proper functioning of our solution, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, disrupt or temporarily interrupt customers’ operations or cause other destructive outcomes, including the theft of information sufficient to engage in fraudulent transactions. The risk that these types of events could seriously harm our business is likely to increase as we expand our network of channel partners, resellers and authorized service providers and as we operate in more countries. The economic costs to us to eliminate or alleviate cyber or other security problems, viruses, worms, malicious software systems and security vulnerabilities could be significant and may be difficult to anticipate or measure because the damage may differ based on the identity and motive of the programmer or hacker, which is often difficult to identify. If any of these types of security breaches, actual or perceived, were to occur and we were to be unable to protect sensitive data, our relationships with our business partners and customers could be damaged, our reputation and brand could be harmed, use of our solution could decrease and we could be exposed to a risk of loss or litigation and possible liability.

If we are unable to successfully manage our use of “open source” software, our ability to sell our products and services could be harmed, which could result in competitive disadvantages, and subject us to possible litigation.

We incorporate open source software in our products and services. Use of open source software can lead to greater risks than the use of proprietary or third-party commercial software since open source licensors generally do not provide warranties or controls with respect to origin, functionality or other features of the software. Some open source software licenses require users who distribute open source software as part of their solutions to publicly disclose all or part of the source code in their software and make any derivative works of the open source software generally available in source code form for limited fees or at no cost. Although we monitor our use of open source software, open source license terms may be ambiguous, and many of the risks associated with the use of open source software cannot be eliminated. If we were found to have inappropriately used open source software in our solution, we may be required to release our proprietary source code, re-engineer our software, discontinue the sale of certain solutions in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action. Furthermore, if we fail to comply with applicable open source licenses, we may be subject to costly claims of intellectual property rights infringement or demands for the public release of proprietary source code. Any of the foregoing could harm our business, operating results and financial condition.

We may become subject to claims that our employees have wrongfully disclosed or that we have wrongfully used proprietary information of their former employers, which could adversely affect our business.

Many of our employees were previously employed at current or potential competitors. Although we require our employees to not use the proprietary information or know-how of others in their work for us and we are not currently subject to any claims that they have done so, we have in the past received inquiries from former employers of our employees and we may in the future become subject to claims that these employees have divulged, or we have used, proprietary information of these employees’ former employers. Litigation may be necessary to defend against these claims. If we are unable to successfully defend any such claims, we may be required to pay monetary damages and to discontinue our commercialization of certain solutions. In addition, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to develop new solutions and features for our existing solutions, which could severely harm our business. Even if we are successful in defending against these claims, litigation efforts are costly, time-consuming and a significant distraction to management.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our operating results.

Our sales contracts are denominated in U.S. dollars. As a result, a strengthening of the U.S. dollar could increase the real cost of our solution to our customers outside of the United States, which could adversely affect our international sales. In addition, an increasing portion of our operating expenses is incurred outside the United States, denominated in foreign currencies and subject to fluctuations in foreign currency exchange rates. If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our business, operating results and financial condition could be adversely affected.

We rely on our key technical, sales and management personnel to grow our business, and the loss of one or more key employees could harm our business.

Our success and future growth depends to a significant degree on the skills and continued services of our key technical, sales and management personnel. In particular, we are highly dependent on the services of Ken Klein, our Chairman and Chief Executive Officer, and Kieran Harty, our co-founder and Chief Technical Officer, who are critical to the development of our technology, future vision and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support and general and administrative functions, and on individual contributors on our research and development team, and changes to our senior managerial or other key employee could have a negative impact on our business. For example, in August 2017, we announced the departure of our former Chief Sales Officer and changes to the structure of our sales organization. All of our employees are employed by us on an at-will basis, and we could experience difficulty in retaining members of our senior management team or other key personnel. We do not have “key person” life insurance policies that cover any of our officers or other key employees. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our solution and negatively impact our business, operating results and financial condition.

Our company culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.

We believe that a critical contributor to our success has been our company culture, which we believe fosters innovation, creativity, teamwork, passion for customers and focus on execution, as well as facilitating critical knowledge transfer and knowledge sharing. As we grow and change, we may find it difficult to maintain these important aspects of our company culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.

Our ability to hire and retain employees may be negatively impacted by changes in immigration laws, regulations and procedures.

Foreign nationals who are not U.S. citizens or permanent residents constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these workers and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, regulations or procedures, including those that may be enacted by the current U.S. presidential administration, may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services.

We may further expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, resulting in additional dilution to our stockholders and consumption of resources that are necessary to sustain and grow our business.

While we have not consummated any acquisitions to date, we may evaluate and consider potential strategic transactions, including acquisitions of, or investments in, complementary businesses, technologies, services, products and other assets in the future. We also may enter into relationships with other businesses in order to expand our solution, which could involve preferred or exclusive licenses, additional channels of distribution or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.

These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired business choose not to work for us. We may have difficulty retaining the customers of any acquired business or the acquired technologies or research and development expectations may prove unsuccessful. Acquisitions may also disrupt our ongoing business, divert our resources and require significant management attention that would otherwise be available for development of our business. Any acquisition or investment could expose us to unknown liabilities. Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities. In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and become subject to adverse tax consequences, substantial depreciation or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results and financial condition.

Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also negatively impact our ability to attract and retain customers.

Our business is subject to regulation by various federal, state, local and foreign government agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages and civil and criminal penalties or injunctions. If any government sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

In addition, we must comply with laws and regulations relating to the formation, administration and performance of contracts with the public sector, including U.S. federal, state and local government organizations, which affect how we and our channel partners do business with government agencies. Selling our solution to the U.S. government, whether directly or through channel partners, also subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements by either us or our channel partners could subject us to investigations, fines and other penalties, which could have an adverse effect on our business, operating results and financial condition. As an example, the U.S. Department of Justice, or DOJ, and the General Services Administration, or GSA, have in the past pursued claims against and financial settlements with IT vendors under the False Claims Act and other statutes related to pricing and discount practices and compliance with certain provisions of GSA contracts for sales to the federal government. The DOJ and GSA continue to actively pursue such claims. Violations of certain regulatory and contractual requirements could also result in us being suspended or barred from future government contracting. Any of these outcomes could have an adverse effect on our business, operating results and financial condition.

These laws and regulations impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, termination of contracts, loss of exclusive rights in our intellectual property, and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with certain customers could have an adverse effect on our business, operating results and financial condition.

We are subject to government export and import controls that could impair our ability to compete in international markets or subject us to liability if we violate the controls.

Our solution is subject to U.S. export controls, including the Export Administration Regulations and economic sanctions administered by the Office of Foreign Assets Control, or OFAC, and we incorporate encryption technology into our solution. These encryption products and the underlying technology may be exported outside of the United States only with the required export authorizations, including by license, a license exception or other appropriate government authorizations, including the filing of an encryption registration.

Furthermore, our activities are subject to the U.S. economic sanctions laws and regulations that prohibit the export, re-export and transfer of certain products and services without the required export authorizations, including to countries, governments and persons targeted by U.S. embargoes or sanctions. Obtaining the necessary export license or other authorization for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities even if the export license ultimately may be granted. While we take precautions to prevent our solution from being exported in violation of these laws, including obtaining authorizations for our encryption products and screening exports against U.S. government and international lists of restricted and prohibited persons, we cannot guarantee that the precautions we take will prevent violations of export control and sanctions laws. Violations of U.S. sanctions or export control laws can result in significant fines or penalties, denial of export privileges, and possible incarceration for responsible employees and managers could be imposed for criminal violations of these laws.

We also note that if our channel partners fail to obtain appropriate import, export or re-export licenses or permits, we may also be adversely affected, through reputational harm as well as other negative consequences, including government investigations and penalties. No assurance can be given that our channel partners will comply with export requirements.

Also, various countries, in addition to the United States, regulate the import and export of certain encryption and other technology, including through import and export licensing requirements, and have enacted laws that could limit our ability to distribute our solution or could limit our customers’ ability to implement our solution in those countries. Changes in our solution or future changes in export and import regulations may create delays in the introduction of our solution in international markets, prevent our customers with international operations from deploying our solution globally or, in some cases, prevent the export or import of our solution to certain countries, governments, or persons altogether. From time to time, various government agencies have proposed additional regulation of encryption technology. Any change in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solution by, or in our decreased ability to export or sell our solution to, existing or potential customers with international operations. Any decreased use of our solution or limitation on our ability to export or sell our solution would adversely affect our business, operating results and financial condition.

We are subject to government regulation and other legal obligations related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could adversely affect our business and operating results. Compliance with such laws could also impair our efforts to maintain and expand our customer base and thereby decrease our revenue.

The United States and other jurisdictions where we offer our solution have laws, regulations and standards governing the protection of information privacy, data protection and information security. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the U.S. Federal Trade Commission, or FTC, and various state, local and foreign bodies and agencies. In addition, agreements with our customers and business partners may contain contractual provisions related to the protection of information privacy, data protection and information security.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, including customers and employees. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use and dissemination of data. In addition, many foreign countries and government bodies, including in Australia, the European Union, Japan and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement privacy and security policies, permit customers to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personally identifiable information for certain purposes. In addition, a foreign government could require that any personally identifiable information collected in a country not be disseminated outside of that country, and we are not currently equipped to comply with such a requirement. We also may find it necessary or desirable to join industry or other self-regulatory bodies or other information security- or data protection-related organizations that require compliance with their rules pertaining to information security and data protection. We also may be bound by additional, more stringent contractual obligations relating to our collection, use and disclosure of personal, financial and other data.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. In addition, we expect that existing laws, regulations and standards may be interpreted in new manners in the future. For example, an October 2015 decision by the Court of Justice for the European Union invalidated the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the U.S. in compliance with applicable EU data protection laws. While we did not rely upon the U.S.-EU Safe Harbor Framework for our transfer of EU personal data to the United States, and do not rely upon its replacement framework, the U.S.-EU Privacy Shield, there remains some regulatory uncertainty surrounding the future of data transfers from the European Union to the United States. In addition, European legislators have adopted a general data protection regulation that will, when effective in May 2018, supersede current EU data protection legislation, impose more stringent EU data protection requirements and provide for greater penalties for noncompliance. Future laws, regulations, standards and other obligations, and changes in the interpretation of existing laws, regulations, standards and other obligations could impair our or our customers’ ability to collect, use or disclose information relating to individuals, which could decrease demand for our solution, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

Although we are working to comply with those federal, state and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our solution. As such, we cannot assure ongoing compliance with all such laws or regulations, industry standards, contractual obligations and other legal obligations. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected cybersecurity breach, ransomware attack or other security incident, whether or not resulting in unauthorized access to, or acquisition, release or use or transfer of personally identifiable information or other data, may result in government enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business, operating results and financial condition.

Changes to laws or regulations affecting privacy could impose additional costs and liabilities on us and could limit our use of such information to add value for customers. If we were required to change our business activities or revise or eliminate services, or to implement burdensome compliance measures, our business and operating results could be harmed. In addition, we may be subject to fines, penalties, and potential litigation if we fail to comply with applicable privacy and/or data security laws, regulations, standards and other requirements. The costs of compliance with and other burdens imposed by privacy-related laws, regulations and standards may limit the use and adoption of our product solutions and reduce overall demand.

Furthermore, concerns regarding data privacy may cause our customers’ customers to resist providing the data and information necessary to allow our customers to use our product solutions effectively. Even the perception that the privacy and/or security of personal information is not satisfactorily protected or does not meet applicable legal, regulatory and other requirements could inhibit sales of our products or services, and could limit adoption of our solution.

Failure to comply with anticorruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act of 2010 and other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anticorruption laws that prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. In addition, we use various third parties to sell our solution and conduct our business abroad. We, our channel partners, and our other third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We continue to implement our FCPA/anti-corruption compliance program and cannot assure you that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Any violation of the FCPA, other applicable anticorruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have a material and adverse effect on our reputation, business, operating results and financial condition. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and changes in our effective tax rate or changes in tax laws or their application to the operation of our business could adversely impact our operating results and our business.

We conduct operations in multiple jurisdictions, and we are subject to certain taxes, including income, sales and use, value added and other taxes, in the United States and other jurisdictions in which we do business. A change in the tax laws in the jurisdictions in which we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, possibly with retroactive effect, could result in a material increase in the amount of taxes we incur. Recent changes to U.S. tax laws that limit the ability of taxpayers to claim and utilize foreign tax credits and require the deferral of certain tax deductions until earnings outside of the United States are repatriated to the United States, as well as changes to U.S. tax laws that may be enacted in the future, could affect the tax treatment of our foreign earnings, as well as cash and cash equivalent balances we currently maintain outside of the United States. In addition, the Organization for Economic Co-operation and Development has initiated a base erosion and profit shifting project which seeks to establish certain international standards for taxing the worldwide income of multinational companies. As a result of these developments, the tax laws of certain countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could increase our liabilities for taxes, interest and penalties, and therefore could harm our cash flows, operating results and financial position. Finally, the amount of taxes we pay in different jurisdictions depends on our ability to operate our business in a manner consistent with our corporate structure and transfer pricing arrangements, as well as any future intercompany transactions we may undertake.

We are subject to periodic audits or other reviews by tax authorities in the jurisdictions in which we do business, and these tax authorities may disagree with our interpretations of applicable tax law or our determinations as to the income and expenses attributable to specific jurisdictions or may challenge our methodologies for pricing intercompany transactions. In addition, authorities in jurisdictions in which we do not file tax returns could assert that we are subject to tax in such jurisdiction. In either case, such authorities could impose additional taxes, interest and penalties, claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries. Any such audit, examination or review requires management’s time, diverts internal resources and, in the event of an unfavorable outcome, may result in additional tax liabilities or other adjustments to our historical results.

We do not collect sales and use, value added or similar taxes in all jurisdictions in which we have sales. We have previously filed voluntary disclosure agreements with several U.S. states related to past due sales and use taxes. While we believe that we have properly accrued for sales and use taxes in accordance with GAAP, taxing authorities may assert that we owe additional taxes, interest or penalties, which may impact our historical and future results.

Because we conduct operations in multiple jurisdictions, our effective tax rate is influenced by the amounts of income and expense attributed to each jurisdiction. If such amounts were to change so as to increase the amounts of our net income subject to taxation in higher-tax jurisdictions, or if we were to commence operations in jurisdictions assessing relatively higher tax rates, our effective tax rate could be adversely affected. In addition, we may determine that it is advisable from time to time to repatriate earnings from subsidiaries under circumstances that could give rise to imposition of potentially significant tax liabilities, including withholding taxes by the jurisdictions in which such amounts were earned, without our receiving the benefit of any offsetting tax credits, which could also adversely impact our effective tax rate and operating results.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

As of January 31, 2017, we had $257.9 million of federal and $121.9 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2028 for U.S. federal and state income tax purposes. U.S. federal and state income tax laws limit the amount of these carryforwards we can utilize in any given year to offset our taxable income following an “ownership change” (generally defined as a greater than 50% cumulative shift of the stock ownership of certain stockholders over a rolling three-year period), including ownership changes due to the issuance of additional shares of our common stock, or securities convertible into our common stock. Some of our existing carryforwards may be subject to limitations arising from previous ownership changes, and we may experience subsequent ownership changes. Accordingly, there is a risk that our ability to use our existing carryforwards in the future could be limited and that existing carryforwards would be unavailable to offset future income tax liabilities. Furthermore, our ability to utilize the net operating loss carryforwards of companies that we may acquire in the future may be subject to limitations. Limitations imposed on our ability to utilize our net operating loss carryforwards could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. Furthermore, our existing net operating loss carryforwards could be limited by legislative or regulatory changes, such as suspensions on the use of net operating carryforwards. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards, which could potentially result in increased future tax liability to us and could adversely affect our business, operating results and financial condition.

Our reported financial results may be adversely affected by changes in accounting principles applicable to us.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or the SEC, and other bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. In addition, the SEC has announced a multi-year plan that could ultimately lead to the use of International Financial Reporting Standards by U.S. issuers in their SEC filings. Any such change could have a significant effect on our reported financial results. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.

We have incurred indebtedness, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, to protect and enforce our intellectual property and to meet other needs.

We have entered into a $20.0 million revolving line of credit with SVB and a $60.0 million credit facility with TriplePoint Capital LLC, or TriplePoint. These facilities are secured by substantially all of our assets and intellectual property rights. As of July 31, 2017, we had $50.0 million of principal indebtedness outstanding under the SVB line of credit and $19.0 million under the TriplePoint credit facility. These facilities contain various covenants and specify various events of default, including a “cross default” provision that provides that, if there is an event of default that has not been cured or waived within any applicable grace period under one lender’s debt facility, there is an event of default under the other lender’s debt facility, upon which, at each lender’s option, all amounts outstanding under each lender’s applicable facility would become immediately due and payable and further advances under the facility would not be available to us. Our revolving line of credit with SVB expires in May 2018. $50.0 million of borrowings under the TriplePoint credit facility will become due in February 2019; provided however, that we may extend the maturity date of $30.0 million of such indebtedness to August 2020, subject to certain conditions and to us making equal monthly amortizing payments of principal and interest through the extended maturity date; calculated at an interest rate equal to 1.50% higher than the rate that previously applied. Any required repayment of our existing indebtedness as a result of an event of default would reduce our cash on hand such that we would not have those funds available for use in our business, which could have a material adverse effect on our business, operating results and financial condition.

Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our platforms.

We are subject to the requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that will require us to investigate, disclose and report whether the hardware components that house our solution contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our solution. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used in or necessary to the production of our hardware components and, if applicable, potential changes to components, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our hardware components contain minerals not determined to be conflict-free or if we are unable to alter our solution, processes or sources of supply to avoid use of such materials.

If we fail to comply with environmental requirements, our business, operating results and reputation could be adversely affected.

We are subject to various environmental laws and regulations, including laws governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the EU Restrictions of Hazardous Substances Directive, or RoHS, and the EU Waste Electrical and Electronic Equipment Directive, or WEEE, as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

The EU RoHS and the similar laws of other jurisdictions ban the use of certain hazardous materials such as lead, mercury and cadmium in the manufacture of electrical equipment, including our products. Currently, the manufacturer of the hardware components that house our solution and our major component part suppliers comply with the EU RoHS requirements. However, if there are changes to this or other laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to reengineer our products to use components compatible with these regulations. This reengineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

The WEEE Directive requires electronic goods producers to be responsible for the collection, recycling and treatment of such products. Changes in interpretation of the directive or with any similar laws adopted in other jurisdictions may cause us to incur additional costs or have additional regulatory requirements to meet in the future in order to comply.

Our failure to comply with past, present and future similar laws could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties and other sanctions, any of which could harm our business and operating results. We also expect that our products will be affected by new environmental laws and regulations on an ongoing basis. To date, our expenditures for environmental compliance have not had a material impact on our operating results or cash flows, and although we cannot predict the future impact of such laws or regulations, they will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our products or how they are manufactured, which could have an adverse effect on our business, operating results and financial condition.

Our business is subject to the risks of earthquakes, fire, power outages, floods, and other catastrophic events, and to interruption by man-made problems such as terrorism.

A significant natural disaster, such as an earthquake, fire, flood or significant power outage, could have a material adverse impact on our business and operating results. Our corporate headquarters and the location where our products are manufactured are located in a region known for seismic activity. In addition, natural disasters could affect our supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In the event we or our service providers are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the businesses of our supply chain, manufacturer, logistics providers, partners or customers, or the economy as a whole. Any disruption in the business of our supply chain, manufacturer, logistics providers, partners or customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our suppliers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or delays in the manufacture, deployment or shipment of our products, our business, operating results and financial condition would be adversely affected.

Risks Related to Our Common Stock

Our share price may be volatile, and may decline and could subject us to litigation.

The trading prices of the securities of technology companies, including enterprise cloud companies, have been highly volatile. The market price of our common stock has fluctuated and may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our revenue and other operating results;
•	announcements by us or our competitors of significant technical innovations, acquisitions, partnerships, joint ventures or capital commitments;
•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•

failure of securities analysts to maintain coverage of us, changes in ratings and financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	changes in operating performance and stock market valuations of other technology or comparable companies, or those in our industry in particular;
•	price and volume fluctuations in the trading of our common stock and in the overall stock market, including as a result of trends in the economy as a whole;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business or our industry;
•	lawsuits threatened or filed against us;
•	future sales of shares of our common stock by us or our stockholders;

•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•	changes in key personnel; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs and divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

Our future capital needs are uncertain, and we may need to raise additional funds in the future. In the event we require additional funds in the future, those funds may not be available on acceptable terms, or at all.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds to invest in future growth opportunities. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could seriously harm our business and operating results. Moreover, attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop new and enhanced solutions. Our existing and any future debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our stockholders bear the risk of any future securities offerings by us reducing the market price of our common stock and diluting their interest.

Sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly.

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of July 31, 2017, we had outstanding approximately 30.3 million shares of common stock, approximately 21.2 million of which are subject to the 180-day contractual lock-up more fully described in our Prospectus. Morgan Stanley & Co. LLC, on behalf of the underwriters in our initial public offering, has the discretion to permit our officers, directors, employees and stockholders to sell shares prior to the expiration of the lock-up agreements.

Holders of an aggregate of 18,644,209 shares of our common stock as of July 31, 2017 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. Substantially all of these shares are subject to the 180-day contractual lock-up referred to above.

In addition, the shares of common stock subject to outstanding options and RSUs under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

If a substantial number of shares are sold, or if it is perceived that they will be sold, in the public market, before or after the expiration of the 180-day contractual lock-up period, the trading price of our common stock could decline.

If securities analysts do not publish research or reports about our business, or if they downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. If no or few securities or industry analysts cover our company, the trading price for our common stock would be negatively impacted. If one or more of the analysts who covers us downgrades our common stock or publishes incorrect or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price or trading volume to decline.

The concentration of ownership among our existing directors, executive officers and principal stockholders provides them, collectively, with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our executive officers, directors, current 5% or greater stockholders and affiliated entities together beneficially own a significant portion of our outstanding common stock. As a result, these stockholders, acting together, have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies might make our common stock less attractive to investors, which would in turn decrease the value of our stock.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced financial disclosure obligations, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We may take advantage of these provisions for up to five years or such earlier time that we are no longer an “emerging growth company.” We will cease to be an “emerging growth company” upon the earliest to occur of: the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates; the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities; and the last day of the fiscal year ending after the fifth anniversary of our initial public offering. We may choose to take advantage of some but not all of these reduced reporting burdens. If we take advantage of any of these reduced reporting burdens in future filings, the information that we provide our security holders may be different than the information you might get from other public companies in which you hold equity interests. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have chosen to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

The requirements of being a public company subject us to increased costs as compared to prior periods and may strain our resources and divert management’s attention.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and the rules and regulations of the NASDAQ Stock Market. The requirements of these rules and regulations have resulted in an increase in our legal, accounting and financial compliance costs as compared to prior periods, make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing the costly process of implementing and testing our systems to report our results as a public company, to continue to manage our growth and to implement internal controls. We have been and will be required to implement and maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. As a result of this implementation and maintenance, management’s attention may be diverted from other business concerns, which could adversely affect our business. Furthermore, we rely on third-party software and system providers for ensuring our reporting obligations and effective internal controls, and to the extent these third parties fail to provide adequate service including as a result of any inability to scale to handle our growth and the imposition of these increased reporting and internal controls and procedures, we could incur material costs for upgrading or switching systems and our business could be affected.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

In addition, we expect these laws, rules and regulations to make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to incur substantial costs to maintain appropriate levels of coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

As a result of disclosure of information in filings required of a public company, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the time and resources of our management and adversely affect our business, operating results and financial condition.

As a result of becoming a public company, we are obligated to further develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our annual report covering the fiscal year ending January 31, 2019. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Prior to our initial public offering, we had never been required to test our internal controls within a specified period, and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner. In addition, as a result of our testing of internal controls, we may identify control deficiencies which could result in a material weakness or significant deficiency. For example, in connection with the audit of our financial statements for fiscal 2017, we identified a significant deficiency with respect to our control processes in relation to the approval of non-standard contract terms. In addition, in connection with the audit of our financial statements for fiscal 2016, we identified a significant deficiency related to accounting for the cash flow impact of transferring certain evaluation units from customer evaluation inventory to sales demonstration equipment. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an “emerging growth company” as defined in the JOBS Act. If we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.

Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting. Ineffective disclosure controls and procedures or internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.

Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act in a timely manner, that our internal controls are perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. In addition, our loan and security agreements with SVB and TriplePoint prohibit us from paying dividends, and future financing or credit agreements that we enter into may contain similar restrictions. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares. Investors seeking cash dividends should not purchase our common stock.

Anti-takeover provisions in our certificate of incorporation and bylaws as well as provisions of Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, may depress the trading price of our common stock.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	create a classified board of directors whose members serve staggered three-year terms;
•

authorize “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;

•

specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of the board, the chief executive officer or the president and that limit the ability of our stockholders to act by written consent;

•

establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	limit the liability of, and provide indemnification to, our directors;
•	provide that our directors may be removed only for cause;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum, or by a sole remaining director;
•	do not provide for cumulative voting for members of our board of directors;
•	authorize our board of directors to modify, alter or repeal our amended and restated bylaws; and
•	require supermajority votes of the holders of our common stock to amend specified provisions of our charter documents.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us in certain circumstances.

Any provision of our amended and restated certificate of incorporation or amended and restated bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a breach of fiduciary duty;
•	any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws;
•	any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; and
•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

Our amended and restated bylaws further provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. If a court were to find either exclusive-forum provision in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could seriously harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

Exhibit Index

Exhibit Number	Description

3.1*	Amended and Restated Certificate of Incorporation of the Registrant.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

Furnished herewith.  The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Tintri, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: September 14, 2017	By:	/s/ Ken Klein
Ken Klein
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: September 14, 2017	By:	/s/ Ian Halifax
Ian Halifax
Chief Financial Officer (Principal Financial Officer)