Form 10-Q
period 2017-10-31
Tintri, Inc.
filed 2017-12-14
CIK 1554875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-38117

TINTRI, INC.

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

As of December 5, 2017, the registrant had 31,324,097 shares of common stock, $0.00005 par value per share, outstanding.

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

•	our plans to drive efficiencies in our sales organization and other business units;
•	our process of considering strategic alternatives;
•	our business plan and our ability to effectively manage our growth and associated investments;
•	the anticipated benefits associated with the use of our solution;
•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;
•	market acceptance of our enterprise cloud solution;
•	adoption of and developments in the technologies that are integral to our value proposition, including virtualized applications and enterprise cloud data centers;
•	beliefs and objectives for future operations, including our plans to introduce new products;
•	our ability to increase sales of our solutions to our existing customers;
•	our ability to attract and retain customers;
•	our ability to maintain and expand our customer base and our relationships with our channel partners;
•	our ability to timely and effectively scale and adapt our existing solutions;
•	anticipated changes in the price of our solution and our pricing model;
•	our ability to develop new solutions and bring them to market in a timely manner;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	our ability to expand internationally;
•	the effects of increased competition in our markets and our ability to compete effectively;
•	consolidation in our industry;
•	sufficiency of cash to meet cash needs for at least the next twelve months;
•	future acquisitions or investments;
•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•	our compliance with tax laws and the adequacy of our accrual for potential tax liabilities;
•	economic and industry trends or trend analysis;
•	the attraction and retention of qualified employees and key personnel;
•	our plans regarding employee retention programs;
•	the effects of recent changes to the structure of our sales organization;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices; and
•	the future trading prices of our common stock.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TINTRI, INC

Condensed Consolidated Balance Sheets

(in thousands, unaudited)

	As of January 31,	As of October 31,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$48,048	$48,899
Short-term investments	—	5,994
Accounts receivable, net	30,749	21,161
Inventories, net	6,509	6,958
Prepaid and other current assets	6,202	4,698
Total current assets	91,508	87,710
Property and equipment, net	10,410	10,223
Other long-term assets	2,984	3,011
Total assets	$104,902	$100,944
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$15,674	$15,424
Accrued and other current liabilities	20,668	18,417
Deferred revenue, current	28,056	31,414
Long-term debt, current portion	—	18,962
Total current liabilities	64,398	84,217
Deferred revenue, non-current	28,389	30,366
Long-term debt	48,914	49,607
Other long-term liabilities	5,041	5,150
Total liabilities	146,742	169,340
Commitments and contingencies (Note 6)
Convertible preferred stock	257,141	—
Stockholders’ deficit:
Common stock	1	2
Additional paid-in capital	41,745	373,126
Notes receivables from stockholders	(1,544)	(747)
Accumulated other comprehensive loss	(466)	(325)
Accumulated deficit	(338,717)	(439,241)
Treasury stock	—	(1,211)
Total stockholders’ deficit	(298,981)	(68,396)
Total liabilities, convertible preferred stock and stockholders’ deficit	$104,902	$100,944

See accompanying notes to condensed consolidated financial statements.

TINTRI, INC.

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2017	2016	2017
Revenue:
Product	$26,871	$22,758	$64,316	$71,474
Support and maintenance	7,046	9,014	20,033	25,519
Total revenue	33,917	31,772	84,349	96,993
Cost of revenue:
Product	8,953	9,757	22,049	30,136
Support and maintenance	2,424	3,095	7,064	9,816
Total cost of revenue	11,377	12,852	29,113	39,952
Gross Profit:
Product	17,918	13,001	42,267	41,338
Support and maintenance	4,622	5,919	12,969	15,703
Total gross profit	22,540	18,920	55,236	57,041
Operating expenses:
Research and development	13,227	17,287	39,875	55,290
Sales and marketing	27,862	28,435	77,324	88,484
General and administrative	3,955	8,061	14,541	26,564
Restructuring charges	—	890	—	890
Total operating expenses	45,044	54,673	131,740	171,228
Loss from operations	(22,504)	(35,753)	(76,504)	(114,187)
Other expense, net:
Interest expense	(1,231)	(2,170)	(4,044)	(6,242)
Other income, net	54	130	735	585
Total other expense, net	(1,177)	(2,040)	(3,309)	(5,657)
Loss before provision for income taxes	(23,681)	(37,793)	(79,813)	(119,844)
Provision for income taxes	89	132	440	428
Net loss	$(23,770)	$(37,925)	$(80,253)	$(120,272)
Deemed dividend to Series E and E-1 Convertible Preferred Stock	$—	$—	$—	$(6,588)
Impact of adjustment to Series E, E-1 and F Convertible Preferred Stock	$—	$—	$—	$26,336
Net loss attributable to common stockholders	$(23,770)	$(37,925)	$(80,253)	$(100,524)
Net loss per share attributable to common stockholders— basic and diluted	$(6.87)	$(1.21)	$(23.52)	$(6.33)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	3,459,860	31,291,513	3,412,447	15,873,071

See accompanying notes to condensed consolidated financial statements.

TINTRI, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2017	2016	2017
Net loss	$(23,770)	$(37,925)	$(80,253)	$(120,272)
Other comprehensive income (loss), net of taxes:
Unrealized gains on available-for-sale investments	2	—	14	—
Foreign currency translation adjustments	(157)	12	(261)	141
Comprehensive loss, net of taxes	$(23,925)	$(37,913)	$(80,500)	$(120,131)

See accompanying notes to condensed consolidated financial statements.

TINTRI, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands, unaudited)

	Nine Months Ended October 31,
	2016	2017
Cash flows from operating activities:
Net loss	$(80,253)	$(120,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,137	5,330
Stock-based compensation expense	10,742	37,770
Excess tax benefit from stock-based compensation	47	—
Accretion of balloon payment	501	1,221
Amortization of debt issuance cost, credit facility fees and debt discounts	230	172
Restructuring charges	—	(940)
Other	(27)	(13)
Changes in operating assets and liabilities:
Accounts receivable	(4,132)	9,588
Inventories	(1,352)	(449)
Prepaid expenses and other assets	(1,436)	(659)
Payment of offering costs	(2,113)	(3,892)
Accounts payable	4,462	(1,859)
Deferred revenue	7,710	5,335
Accrued and other liabilities	280	(2,943)
Net cash used in operating activities	(58,204)	(71,611)
Cash flows from investing activities:
Purchase of property and equipment	(3,431)	(4,100)
Purchase of investments	(13,807)	(11,513)
Proceeds from maturities of investments	66,692	5,519
Net cash provided by (used in) investing activities	49,454	(10,094)
Cash flows from financing activities:
Payment on capital lease financing	(178)	(216)
Proceeds from revolving line of credit	6,962	5,000
Proceeds from term loan	—	15,000
Proceeds from initial public offering, net of underwriting discounts and commissions	—	62,314
Proceeds from repayment of employee notes receivable	101	—
Proceeds from exercise of stock options	1,459	470
Net cash provided by financing activities	8,344	82,568
Foreign exchange impact on cash and cash equivalents	(48)	(12)
Net increase (decrease) in cash and cash equivalents	(454)	851
Cash and cash equivalents, beginning of period	50,716	48,048
Cash and cash equivalents, end of period	$50,262	$48,899
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$945	$120
Cash paid for interest	$2,971	$4,942
Supplemental disclosures of noncash investing and financing activities:
Common stock warrants issued to Series E-2 and F-2 Holders	$—	$14,641
Conversion of convertible preferred stock to common stock, net of issuance costs	$—	$263,729
Vesting of early exercised options	$48	$833
Assets acquired through accounts payable	$431	$814
Deemed dividend to series E and E-1 Convertible Preferred Stock	$—	$6,588
Deemed capital contribution from Series E, E-1 and F Convertible Preferred Stock	$—	$26,336
Repurchase of common stock by way of note forgiveness	$—	$1,211
Repayment of executive employee promissory notes through repurchase of common stock	$—	$7,899

See accompanying notes to condensed consolidated financial statements.

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

Initial Public Offering

In July 2017, the Company completed its initial public offering (IPO), in which it sold 8,572,000 shares of common stock. The shares were sold at an IPO price of $7.00 per share for net proceeds of $55.8 million, after deducting underwriting discounts and commissions of $4.2 million. Immediately prior to the closing of the Company’s IPO, all shares of the Company’s then-outstanding convertible preferred stock automatically converted into an aggregate 17,992,973 shares of common stock in accordance with the terms of each series of preferred stock.

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

Liquidity

The Company has experienced negative cash flows from operations since its inception and expects negative cash flows from operations to continue for the foreseeable future. Net losses incurred during the past three fiscal years ended January 31, 2015, 2016 and 2017 amounted to $69.7 million, $101.0 million and $105.8 million, respectively, and $120.3 million for the nine months ended October 31, 2017. Unless and until the Company is able to generate sufficient revenue from sales of its products and services to generate positive cash flows from operations, it expects such losses to continue. The Company is also subject to certain financial covenants related to its debt facilities that, if breached, could result in the debt becoming immediately due and payable in the event the lenders choose to declare an event of default. The Company may not have sufficient liquidity to repay amounts outstanding under its debt facilities should they become immediately due and payable.

Historically, the Company has funded a significant portion of its operations through the issuance of equity and debt. In fiscal 2016, the Company raised $124.6 million in gross proceeds (Note 7) related to the sale of convertible preferred stock. The Company has also entered into credit facilities, under which the Company had borrowed an aggregate of $69.0 million as of October 31, 2017, and a Note Purchase Agreement (Note 5). In July 2017, the Company completed its IPO, in which it raised $55.8 million, after deducting underwriting discounts and commission of $4.2 million. In August 2017, the Company sold an additional 1,000,000 shares of its common stock in connection with the IPO underwriters exercising an over-allotment option, pursuant to which the Company received net proceeds of $6.5 million, after deducting underwriting discounts and commissions. The Company expects that this additional financing from its IPO, its existing cash and cash equivalents and short-term investments, its Note Purchase Agreement, if exercised, and credit facilities, and its plan to continue to drive efficiencies in the Company’s sales organization and other business units, through efforts such as the September 2017 restructuring plan (see Note 12), will provide sufficient liquidity for the Company to meet its obligations and debt financial covenants through at least December 15, 2018.

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

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of the fair value of deliverables included in multiple element revenue arrangements, valuation of inventories, warranty liability, the useful lives of property and equipment, fair value of the Company’s common stock, value of convertible preferred stock warrant liability, the value of stock options granted, accounting for income taxes, including the valuation reserve on deferred tax assets and accounting for uncertain tax positions, and contingencies. Actual results could differ materially from these estimates. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

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

Partners or direct customers representing greater than 10% of the Company’s revenue and accounts receivable are as follows:

	Revenue for the Three Months Ended October 31,		Revenue for the Nine Months Ended October 31,		Accounts Receivable as of January 31,	Accounts Receivable as of October 31,
	2016	2017	2016	2017	2017	2017
Partner A	*	36%	*	27%	16%	37%

*	Represents less than 10%.

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

Foreign Currency Translation and Transactions

The financial position and operating results of the Company’s international subsidiaries in the United Kingdom (U.K.), Japan, Ireland, Singapore, Australia, and Canada have been measured using their respective local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the respective condensed consolidated balance sheet date. Revenue and expenses are translated into U.S. dollars using average exchange rates for the corresponding period. Translation adjustments are recorded within other comprehensive loss as a separate component of stockholders’ deficit. There is no income tax effect of currency translation adjustments related to foreign subsidiaries as the Company has no present intention of remitting the undistributed earnings of its foreign subsidiaries.

Gains and losses from the remeasurement of foreign currency-denominated balances into the functional currency are included in Other income, net in the Company’s condensed consolidated statements of operations. Remeasurement gains and losses were immaterial for the three and nine months ended October 31, 2016 and 2017.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio and an allowance for returns. An allowance for doubtful accounts is determined based on the aging of the Company’s trade receivables, historical experience, and management judgment. The Company writes off trade receivables against the allowance when management determines a balance is uncollectible and no longer actively pursues collection of the receivable. An allowance for returns is determined based on historical returns and management judgment. As of January 31, 2017 and October 31, 2017, allowance for doubtful accounts was $0.1 million and $0, respectively. Allowance for returns was $0.3 million and $0.4 million as of January 31, 2017 and October 31, 2017, respectively.

Inventories

Inventories consist primarily of raw materials related to component parts and finished goods. Finished goods include inventory held for sale, service inventory held at third-party service inventory depots in support of customer service agreements, and customer evaluation inventory.

The following is a summary of the Company’s inventories by major category (in thousands):

	As of January 31,	As of October 31,
	2017	2017
Raw materials	$264	$390
Finished goods	6,245	6,568
	$6,509	$6,958

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

The Company recorded inventory write-downs of $0.9 million and $1.4 million for the nine months ended October 31, 2016 and 2017, respectively, of which $0 and $0.3 million, respectively, were recorded in cost of product revenue and $0.9 million and $1.1 million, respectively, were recorded in cost of support and maintenance revenue in the condensed consolidated statements of operations. Inventory write-downs for the three months ended October 31, 2016 and 2017 were $0.3 million and $0.5 million, respectively, of which $0 and $0.1 million, respectively, were recorded in cost of product revenue and $0.3 million and $0.4 million, respectively, were recorded in cost of support and maintenance revenue in the condensed consolidated statements of operations.

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

The Company classifies its investments as available-for-sale at the time of purchase since it is intended that these investments are available for current operations, and include these investments on the accompanying condensed consolidated balance sheets as either short-term or long-term investments depending on their maturity. Investments not considered cash equivalents and with maturities of one year or less from the condensed consolidated balance sheet date are classified as short-term investments. Investments with maturities greater than one year from the condensed consolidated balance sheet date are classified as long-term investments.

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

Upon the retirement or disposition of property and equipment, the related costs and accumulated depreciation are removed and any related gain or loss is recorded in the condensed consolidated statements of operations as an operating expense.

Impairment of Long-Lived Assets

The Company evaluates events and changes in circumstances that could indicate carrying amounts of long-lived assets, consisting of property and equipment, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, the Company records an impairment charge for the amount by which the carrying amount of the asset exceeds the fair value of the asset. When the Company determines that the useful lives of assets are shorter than was originally estimated, the Company accelerates the rate of depreciation over the assets’ new, shorter useful lives. Through October 31, 2017, the Company did not write down any of its long-lived assets as a result of impairment.

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

All costs incurred in the research and development of the Company’s software products are expensed as incurred until technological feasibility has been established. As of January 31, 2017 and October 31, 2017, there were no capitalized computer software development costs as the time between technological feasibility and general release is short.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs for the nine months ended October 31, 2016 and 2017 were $0.6 million and $2.2 million, respectively. Advertising costs for the three months ended October 31, 2016 and 2017 were $0.2 million and $0.3 million, respectively.

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

The Company records a valuation allowance to reduce its deferred tax assets to the net amount that the Company believes is more likely than not to be realized. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that the deferred tax assets will be realized as of October 31, 2017. Accordingly, the Company has recorded a full valuation allowance on its net deferred tax assets.

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

The Company expects to permanently reinvest undistributed earnings in foreign subsidiaries outside of the United States to fund future foreign operations. The Company projects that it will have sufficient cash flow in the United States and will not need to repatriate the foreign earnings to finance its domestic operations. If the Company were to distribute these earnings to the United States, it would be subject to U.S. income taxes, less any allowable foreign tax credits, and foreign withholding taxes. The Company has not recorded a deferred tax liability on any portion of its undistributed earnings in foreign subsidiaries. If the Company were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.

Recently Issued and Not Yet Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, Scope of Modification Accounting. The standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective for the Company in the first quarter of fiscal year 2019. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The standard provides new authoritative guidance addressing eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The standard is effective for the Company in the first quarter of fiscal year 2019. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

(3) Fair Value Measurements

The Company categorizes assets and liabilities recorded at fair value on its condensed consolidated balance sheets based on the accounting guidance framework for measuring fair value on either a recurring or nonrecurring basis, whereby inputs used in valuation techniques are assigned a hierarchical level.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. U.S. GAAP describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, to measure the fair value:

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

•	Level 3—Inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial or nonfinancial asset or liability. These estimates are subjective in nature and involve uncertainties or significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table presents the fair value of the Company’s financial assets and liabilities using the above input categories as of January 31, 2017 and October 31, 2017 (in thousands):

	As of January 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$31,468	$—	$—	$31,468
Total cash equivalents	31,468	—	—	31,468
Total assets measured at fair value	$31,468	$—	$—	$31,468
Convertible preferred warrants:
Series E Convertible Preferred Stock warrants(1)	$—	$—	$568	$568
Total convertible preferred stock warrants	—	—	568	568
Total liabilities measured at fair value	$—	$—	$568	$568

	As of October 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$31,685	$—	$—	$31,685
Total cash equivalents	31,685	—	—	31,685
Short-term investments:
Corporate debt securities	—	5,994	—	5,994
Total short-term investments	—	5,994	—	5,994
Total assets measured at fair value	$31,685	$5,994	$—	$37,679

(1)

Series E Convertible Preferred Stock Convertible Preferred Stock warrant liability is included in Other long-term liabilities in the accompanying condensed consolidated balance sheet. Immediately prior to the closing of the IPO, all convertible preferred stock warrants automatically converted into common stock warrants.

A summary of the changes in the fair value of the Company’s convertible preferred stock warrant liability is as follows (in thousands):

	January 31,	October 31,
	2017	2017
Convertible preferred stock warrant liability—beginning balance	$532	$568
Change in fair value(1)	36	(470)
Issuance of convertible preferred stock warrants	—	277
Reclassification of convertible preferred stock warrant liability to additional paid in capital	—	(375)
Convertible preferred stock warrant liability—ending balance	$568	$—

(1)	Recorded in the condensed consolidated statements of operations within Other income, net.

The Company did not have any material financial assets or liabilities for which fair value is determined using Level 3 inputs other than convertible preferred stock warrants and common stock warrants, which are discussed further in Note 7 Convertible Preferred Stock and Note 8 Common Stock, respectively.

(4) Balance Sheet Components

Short-Term Investments

The Company did not have any investments as of January 31, 2017. Unrealized gains or losses from the Company’s short-term investments were immaterial as of October 31, 2017. There was no other-than-temporary impairment for these investments as of October 31, 2017.

The following table summarizes the fair value of the Company’s available for sale investments as of October 31, 2017 (in thousands):

	As of October 31, 2017
	Carrying Amount	Fair Value
Due within one year	$5,994	$5,994
Total	$5,994	$5,994

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of January 31,	As of October 31,
	2017	2017
Computer equipment	$17,431	$19,902
Leasehold improvements	5,941	5,944
Sales demonstration equipment	5,903	7,350
Beta equipment	1,060	1,639
Furniture and fixtures	1,550	1,777
Software	649	660
Construction in progress	39	135
Total property and equipment	32,573	37,407
Less accumulated depreciation and amortization	(22,163)	(27,184)
Total property and equipment, net	$10,410	$10,223

Depreciation and amortization expense related to property and equipment for the nine months ended October 31, 2016 and 2017 was $7.1 million and $5.3 million, respectively. Depreciation and amortization expense related to property and equipment for the three months ended October 31, 2016 and 2017 was $2.3 million and $1.7 million, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of January 31,	As of October 31,
	2017	2017
Accrued sales and use taxes payable	$1,697	$2,081
Accrued sales commissions	4,706	2,565
Accrued bonus	2,427	1,177
Accrued vacation	3,561	3,787
Other accruals	8,277	8,807
Total accrued and other current liabilities	$20,668	$18,417

(5) Debt Obligations

Debt obligations, net of debt discount and deferred financing costs, consist of the following (in thousands):

	As of January 31,	As of October 31,
	2017	2017
Revolving line of credit	$13,962	$18,962
Term loan	34,952	49,607
Total debt	48,914	68,569
Less current portion of debt	—	(18,962)
Total long-term portion of debt	$48,914	$49,607

As of October 31, 2017, the Company has a credit facility with TriplePoint that provides up to $50.0 million of available funds. This credit facility is secured by a security interest, junior to the SVB facility described below, on substantially all of the Company’s assets, including its intellectual property, and contains certain customary non-financial restrictive covenants. As of October 31, 2017, $50.0 million was outstanding under this facility. Of such amount, $15.0 million bears interest at 9.0% per year and becomes due in February 2019. The other $35.0 million bears interest at 11.25% per year and becomes due in February 2019. If the Company on or before February 2019 prepays a minimum of $20.0 million of the total $50.0 million of principal outstanding under this facility and pays an amortization fee to TriplePoint and complies with certain other conditions, the maturity of the remaining $30.0 million outstanding principal balance will be extended to August 2020, subject to the Company making equal monthly amortizing payments of principal and interest through the extended maturity date, calculated at an interest rate equal to 1.50% higher than the rate that previously applied.

The Company also has a revolving line of credit with SVB, from which an amount based on a percentage of qualifying accounts receivable is available for the Company to borrow, up to a total of $20.0 million. This facility is secured by a security interest, senior to the TriplePoint facility described above, on substantially all of the Company’s assets, including its intellectual property, and is subject to certain financial covenants. This facility is scheduled to expire in May 2018. As of October 31, 2017, $19.0 million was outstanding under this facility, which bears weighted average interest of 4.84% per year.

As of January 31, 2017 and October 31, 2017, the Company was in compliance with all of the covenants contained in its credit facility with SVB.

Amortization of credit facility fees and debt issuance costs and discounts to interest expense under the line of credit and the credit facility was $0.2 million and $0.2 million for the nine months ended October 31, 2016 and 2017, respectively, and $0 and $0.1 million for the three months ended October 31, 2016 and 2017, respectively. The credit facility fee balance was $0 as of both January 31, 2017 and October 31, 2017. The debt issuance costs and discounts balance was $0 and $0.4 million as of January 31, 2017 and October 31, 2017, respectively. The accreted balloon payment balance as of January 31, 2017 and October 31, 2017 was $1.4 million and $2.6 million, respectively.

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

As of October 31, 2017, no Convertible Promissory Notes have been issued and sold under the Note Purchase Agreement.

As of January 31, 2017 and October 31, 2017, scheduled principal payments on the outstanding borrowings are as follows (in thousands):

As of January 31, 2017:
Fiscal 2019	$48,962
Total	48,962
Less debt discount	(48)
Less current portion	—
Non-current portion	$48,914

As of October 31, 2017:
Fiscal 2019	$18,962
Fiscal 2020	50,000
Total	68,962
Less debt discount	(393)
Less current portion	(18,962)
Non-current portion	$49,607

(6) Commitments and Contingencies

Leases

The Company has entered into various non-cancelable operating lease agreements and capital lease agreements for its offices and equipment with lease periods expiring between fiscal 2018 and 2023. Certain of these arrangements have escalating rent payment provisions and optional renewal clauses. The Company is also committed to pay a portion of the actual operating expenses under certain of these operating lease agreements. As of January 31, 2017 and October 31, 2017, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

As of January 31, 2017:
2018	$7,121
2019	7,019
2020	7,127
2021	7,021
2022	7,068
Thereafter	3,984
Committed gross lease payments	39,340
Less proceeds from sublease rental	(4,244)
Net operating lease obligation	$35,096

As of October 31, 2017:
Remaining Fiscal 2018	$1,859
2019	7,086
2020	7,154
2021	7,192
2022	7,221
Thereafter	3,984
Committed gross lease payments	34,496
Less proceeds from sublease rental	(3,333)
Net operating lease obligation	$31,163

The Company recognizes rent expense under its operating leases on a straight-line basis. Rent expense totaled $3.8 million and $4.7 million for the nine months ended October 31, 2016 and 2017, respectively and was $1.5 million and $1.6 million for the three months ended October 31, 2016 and 2017, respectively.

As of January 31, 2017 and October 31, 2017, future minimum lease payments under non-cancelable capital leases were as follows (in thousands):

As of January 31, 2017:
2018	$216
2019	96
2020	77
Total	389
Interest	(20)
Total	$369

As of October 31, 2017:
Remaining Fiscal 2018	$26
2019	92
2020	73
Total	191
Interest	(9)
Total	$182

Contingencies

Following the Company’s initial public offering in July 2017, four class action lawsuits were filed against it. In September 2017, a class action lawsuit was filed against the Company, its Chief Executive Officer, and its Chief Financial Officer in U.S. federal court alleging violations of Sections 11 and 15 of the Securities Act of 1933, and is now pending in the Northern District of California under the caption Tuller v. Tintri, Inc. et al., No. 4:17-CV-05714-YGR. Three substantially similar lawsuits were subsequently filed in California state court against the same parties, as well as the Company’s Board of Directors, the underwriters of the Company’s initial public offering, and entities associated with several institutional investors that invested in the Company prior to the initial public offering. These suits allege violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and are captioned Clayton v. Tintri, Inc. et al., No. 17CIV04312 (filed Sept. 20, 2017), Nurlybayev v. Tintri, Inc. et al., No. 17CIV04321 (filed Sept. 21, 2017), and Golosiy v. Tintri, Inc. et al., No. 17CIV04618 (filed Oct. 6, 2017). All four class action lawsuits are in their initial stages and are based on similar allegations that the Company made false and misleading statements in the registration statement and prospectus filed with the SEC in connection with the Company’s initial public offering. Each lawsuit is purportedly brought on behalf of a putative class of all persons who purchased shares of common stock pursuant or traceable to the Company’s initial public offering, and seeks, among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class.

The Company is generally required, to the extent permitted by law, to indemnify its current and former directors and officers who are named as defendants in these types of lawsuits. The Company also has certain contractual obligations to the underwriters regarding such lawsuits. While a certain amount of insurance coverage may be available for expenses or losses associated with these lawsuits, this coverage may not be sufficient. Based on information currently available, the Company is unable to reasonably estimate a possible loss or range of possible loss, if any, with regards to these lawsuits; therefore, no litigation reserve has been recorded in the accompanying financial statements.

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

Purchase Commitments

During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company provides rolling forecasts to its contract manufacturer of the monthly purchase requirements, a certain amount of which are purchase commitments that the contract manufacturer relies upon to procure components used to build finished products. The Company records a charge to cost of product revenue for firm, non-cancelable and unconditional purchase commitments with its contract manufacturer for non-standard components when and if quantities exceed the Company’s future demand forecasts. As of January 31, 2017, the Company had approximately $13.5 million of purchase commitments with its contract manufacturer. As of October 31, 2017 the Company had approximately $18.7 million of purchase commitments with its contract manufacturer.

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

(8) Common Stock

Shares Reserved for Future Issuance

As of January 31, 2017 and October 31, 2017 the Company had reserved the following shares of authorized but unissued common stock:

	As of January 31,	As of October 31,
	2017	2017
	(in shares)
Convertible preferred stock	10,610,966	—
Options and RSUs outstanding and shares available for grant	5,814,388	12,173,599
Convertible preferred stock warrants	40,250	—
Common stock warrants	25,000	1,897,562
Total	16,490,604	14,071,161

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

Early Exercise of Stock Options. The Company’s 2008 Plan allows select employees to exercise options prior to vesting. The Company has a right to repurchase unvested shares acquired upon early exercise of options at the original exercise price upon termination of employment. The repurchase rights will lapse in accordance with the original vesting schedule of the option. Early exercises of options are not deemed to be substantive exercises for accounting purposes and, accordingly, amounts received for early exercises are recorded as a liability included in other long-term liabilities. These amounts are reclassified to common stock as the underlying options vest. As of January 31, 2017 and October 31, 2017, shares held by employees that were subject to repurchase were 49,234 and 5,785, respectively, with an aggregate purchase price of $0.5 million and $0.1 million, respectively.

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

In May 2017, the executive employee with the full-recourse promissory note was issued 88,520 shares (Additional Options) of fully vested and exercisable options. In June 2017, the outstanding principal and interest balance of $1.0 million was repaid in full by the executive employee through the Company’s repurchase of 88,520 shares of the executive employee’s common stock. The shares were valued at $13.68 per share, which is the fair market value of the Company’s common stock as determined by the Company’s compensation committee on the date of the repurchase. The Company deems the issuance of 88,520 Additional Options, and its purchase of the shares of common stock issued pursuant to the note, in lieu of forgiving the executive employee’s loan altogether, as a stock repurchase. The Company recorded additional stock-based compensation expense of $0.5 million during the nine months ended October 31, 2017, representing the extent that the fair value of the 88,520 Additional Options and the value of the loan forgiven exceeds the fair value of the 88,520 shares of common stock repurchased.

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

2017 Equity Incentive Plan. In May 2017, the Company adopted the 2017 Equity Incentive Plan (the 2017 Plan) and approved the termination of the 2008 Plan, effective concurrently upon the closing of the Company’s IPO. Under the 2017 Plan, 4,537,000 shares of common stock were reserved for the issuance of ISOs, NSOs, restricted stock, stock appreciation rights and performance awards to employees and directors of the Company. Options may be granted with exercise prices at no less than 100% of the fair value of the common stock on the date of grant. In addition, shares subject to outstanding awards granted under the 2008 Plan that expire or otherwise terminate without having been exercised in full or are forfeited to the Company due to failure to vest, will be allocated to the 2017 Plan reserve. ISOs and NSOs granted under the 2017 Plan generally will vest 25% after the completion of one year of service and then vest in equal monthly installments over the next 36 months of service and expire ten years from the date of grant. NSOs vest according to the specific agreement and expire ten years from the date of grant.

Stock-Based Compensation

The following is a summary of shares available for grant under the Company’s stock plans for the year ended January 31, 2017 and the nine months ended October 31, 2017:

Outstanding—January 31, 2016	156,417
Authorized	1,405,316
Options and RSUs granted	(1,240,032)
Options and RSUs canceled	738,891
Outstanding—January 31, 2017	1,060,592
Authorized	7,024,194
Options and RSUs granted	(10,983,179)
Options and RSUs canceled	4,150,318
Outstanding—October 31, 2017	1,251,925

The following is a summary of stock option activity under the Company’s stock plans for the year ended January 31, 2017 and for the nine months ended October 31, 2017:

		Options Outstanding
	Number of shares underlying outstanding options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding—January 31, 2016	4,421,035	$16.34	8.2	$59,882
Options granted	920,147	$30.25
Options exercised	(168,380)	$13.63
Options canceled	(704,841)	$19.35
Outstanding—January 31, 2017	4,467,961	$18.83	7.5	$60,756
Options granted	1,554,912	$16.91
Options exercised	(720,985)	$9.53
Options canceled	(540,377)	$16.04
Outstanding—October 31, 2017	4,761,511	$12.58	7.3	$375
Vested and exercisable
January 31, 2017	2,380,167	$13.55	6.8	$44,719
October 31, 2017	2,940,235	$12.14	6.5	$375
Vested and Expected to Vest
January 31, 2017(1)	4,174,361	$18.54	7.5	$57,552
October 31, 2017	4,761,511	$12.58	7.3	$375

(1)	The expected to vest options are a result of applying the forfeiture rate assumptions to unvested options outstanding.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for options that had exercise prices that were lower than the fair value per share of the common stock. The aggregate intrinsic value of stock options exercised for the nine months ended October 31, 2016 and 2017 was $1.9 million and $0.6 million, respectively. The aggregate intrinsic value of stock options exercised for the three months ended October 31, 2016 and 2017 was $1.0 million and $0, respectively.

The weighted-average grant date fair value of options granted during the nine months ended October 31, 2016 and 2017 was $17.36 and $7.97 per share, respectively. The weighted-average grant date fair value of options granted during the three months ended October 31, 2016 and 2017 was $16.21 and $2.42 per share, respectively.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2017	2016	2017
Risk-free interest rate	1.33%	1.88%	1.49%	1.86%
Expected term (in years)	5.90	5.73	6.04	5.47
Expected volatility	54.90%	52.73%	62.12%	48.21%
Dividend yield	—	—	—	—

The fair value of each grant of stock options was determined using the Black-Scholes option-pricing model. The inputs used in the Black-Scholes option-pricing model are subjective and generally require significant judgment to determine.

All time-based stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods. Compensation expense related to options granted to non-employees is recognized as the equity instruments vest, and such options are revalued at each reporting date. As a result, compensation expense related to unvested options granted to non-employees fluctuates as the fair value of the Company’s common stock fluctuates.

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

Stock-based compensation expense is measured and recognized in the financial statements based on the fair value of the Company’s common stock on the date of the grant. Stock-based compensation expense is recognized, net of actual forfeitures, over the requisite service period of the award, and upon satisfaction of the relevant performance conditions becoming probable.

The following is a summary of RSU activity under the Company’s stock plans for the nine months ended October 31, 2017 is presented below:

	Shares	Weighted average grant date fair value per share
Outstanding—January 31, 2017	285,835	$30.60
Awarded	6,136,856	$9.88
Released	—	$—
Forfeited	(262,528)	$20.51
Outstanding—October 31, 2017	6,160,163	$10.39

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

The Company uses the Black-Scholes option-pricing model to determine the fair value of shares purchased under the ESPP with the following weighted average assumptions on the date of the grant:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2017	2016	2017
Risk-free interest rate	n/a	1.35%	n/a	1.32%
Expected term (in years)	n/a	1.25	n/a	1.38
Expected volatility	n/a	50.35%	n/a	44.91%
Dividend yield	n/a	—	n/a	—

Stock-Based Compensation Expense

Total stock-based compensation expense recognized for stock award in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2017	2016	2017
Stock-based compensation:
Cost of product revenue	$68	$334	$197	$1,095
Cost of support and maintenance revenue	71	358	243	1,011
Research and development	1,230	5,116	4,090	14,772
Sales and marketing	959	2,468	3,209	8,150
General and administrative	973	3,576	3,003	12,742
Total stock-based compensation expense(1)	$3,301	$11,852	$10,742	$37,770

(1)

In September 2017, the Company’s board of directors approved a restructuring plan, which resulted in a $0.7 million non-cash adjustment to restructuring charges for previously recognized stock-based compensation expense related to awards that will not vest as a result of the restructuring plan.

Total stock-based compensation expense recognized for stock awards in the condensed consolidated statements of operations by type of awards is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2017	2016	2017
Stock-based compensation:
Stock options(1) (2)	$3,301	$3,787	$10,742	$17,117
RSUs(2)	—	7,547	—	19,945
ESPP	—	518	—	708
Total stock-based compensation expense	$3,301	$11,852	$10,742	$37,770

(1)

In May 2017, the Company repriced each outstanding and unexercised stock option held by current service providers with an exercise price in excess of $13.68 per share (each, an "Eligible Option"), to a new exercise price of $13.68 per share, which is no less than the fair market value of the Company's common stock as determined by the Company's compensation committee on the date of repricing. Eligible Options covering 3,291,783 shares of the Company's common stock with a weighted average exercise price of $24.31 were repriced. Additional stock-based compensation expense related to this repricing is $7.3 million, of which $2.6 million was recognized immediately on the date of repricing for Eligible Options that were vested.

(2)

In September 2017, the Company’s board of directors approved a restructuring plan, which resulted in a $0.7 million non-cash adjustment to restructuring charges for previously recognized stock-based compensation expense related to awards that will not vest as a result of the restructuring plan.

As of October 31, 2017, the total unrecognized stock-based compensation expense related to the outstanding stock awards was $66.5 million, which is expected to be recognized over a weighted-average period of 2.2 years.

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

In June 2017, the Company amended its certificate of incorporation to eliminate certain variable rate adjustments to the conversion ratios of the Series E, E-1 and F Convertible Preferred Stock and replaced them with certain fixed conversion ratios. As an integral part of the transaction, the Company issued warrants to purchase up to 1,666,665 shares of common stock to the Series E-2 and F-2 Holders. The warrants will become exercisable for ten years from the date of grant and have an exercise price of $16.44 per share. The warrants may be exercised on a cashless basis. The warrants from this arrangement remain outstanding as of October 31, 2017.

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

(9) 401(k) Plan

The Company maintains a tax-qualified retirement plan, or the 401(k) plan. Participants are able to defer eligible compensation up to applicable annual Internal Revenue Code limits. All participants’ interests in their deferrals are 100% vested when contributed. The 401(k) plan allows the Company to make matching contributions and profit sharing contributions to eligible participants. No contributions were made for the nine months ended October 31, 2016 and 2017.

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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. The diluted net loss per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, participating securities, stock options to purchase common stock, RSUs, warrants to purchase common stock and convertible preferred stock are considered to be common stock equivalents and have been excluded from the calculation of diluted net loss per share attributable to common stockholders, as their effect is antidilutive.

The computation of basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2017	2016	2017
Numerator:
Net loss	$(23,770)	$(37,925)	$(80,253)	$(120,272)
Deemed dividend to Series E and E-1 Convertible Preferred Stock	—	—	—	(6,588)
Impact of adjustment to Series E, E-1 and F Convertible Preferred Stock	—	—	—	26,336
Net loss attributable to common stockholders	$(23,770)	$(37,925)	$(80,253)	$(100,524)

Denominator:
Weighted-average common shares outstanding	3,532,500	31,324,097	3,502,327	15,923,536
Weighted-average unvested common shares subject to repurchase	(72,640)	(32,584)	(89,880)	(50,465)
Weighted-average shares—basic and diluted	3,459,860	31,291,513	3,412,447	15,873,071
Net loss per share attributable to common stockholders—basic and diluted	$(6.87)	$(1.21)	$(23.52)	$(6.33)

The potential absolute shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of October 31,
	2016	2017
	(in shares)
Convertible preferred stock (on an if-converted basis)	10,610,966	—
Stock options and RSUs	4,799,629	10,921,674
Early exercised stock options	66,621	5,785
Convertible preferred stock warrants	40,250	—
Common stock warrants	25,000	1,897,562
Total	15,542,466	12,825,021

(11) Income Taxes

During the three and nine months ended October 31, 2017, the Company’s provision for income taxes of $0.1 million and $0.4 million, respectively, was primarily attributable to foreign income tax provision in profitable foreign jurisdictions in which it conducts business. The Company’s provision for income taxes for the three and nine months ended October 31, 2016 was $0.1 million and $0.4 million, respectively, and was primarily attributable to foreign income tax expense in profitable foreign jurisdictions in which it conducts business.

(12) Restructuring Charges

In September 2017, the Company’s board of directors approved a restructuring and reduction in force plan of a little more than 10% of the Company’s global workforce. The restructuring is part of an overall plan to drive efficiencies in the Company’s sales organization and other business units. Restructuring charges for the three months ended October 31, 2017 were $0.9 million and consist primarily of severance costs. As of October 31, 2017, the September 2017 restructuring plan has been substantially completed.

A summary of activities related to the restructuring plan during the nine months ended October 31, 2017 is presented below (in thousands):

Balance as of January 31, 2017	$—
Gross charges	1,830
Cash payments	(563)
Non-cash adjustments(1)	(940)
Balance as of October 31, 2017	$327

(1)

The non-cash adjustments to restructuring charges primarily consist of the reversal of previously recognized stock-based compensation expense related to awards that will not vest and the reversal of incentive compensation that will not be paid as a result of the restructuring plan.

Liabilities for activities related to the restructuring plan are included in Accrued and other current liabilities in the condensed consolidated balance sheets.

(13) Segment Information

The Company’s chief operating decision maker is a group which is comprised of its Chief Executive Officer and Chief Financial Officer. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has a single reportable segment.

The following table sets forth revenue by geographic area by customer location (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2017	2016	2017
United States	$24,084	$23,054	$57,537	$71,650
EMEA	4,659	4,882	12,756	14,020
Rest of the World	5,174	3,836	14,056	11,323
Total revenue	$33,917	$31,772	$84,349	$96,993

As of January 31, 2017 and October 31, 2017, $10.2 million and $10.1 million, respectively, of the Company’s long-lived assets were located in the United States.

(14) Related-Party and Other Transactions

In 2013, one executive and one non-executive employee exercised stock options early in exchange for full-recourse promissory notes in an amount of $2.2 million bearing annual interest of 1.62% to 1.64% payable to the Company. These notes are secured by the underlying shares purchased and such unvested shares can be repurchased by the Company upon employee termination at the original issuance price. In September 2017, the Company entered into an amendment to the full-recourse promissory note with the non-executive. Pursuant to the amendment, a portion of the promissory note and accrued interest will become due and payable in April 2018 and the remaining portion will become due and payable in March 2019, but will become due earlier if the non-executive terminates services. The Company is recording the notes receivable balance within equity with a corresponding entry to additional paid-in capital upon the vesting of these shares. In June 2017, the outstanding principal and interest balance of $1.0 million was repaid in full by the executive employee through the Company’s repurchase of 88,520 shares of the executive employee’s common stock. Employee notes receivable as of January 31, 2017 and October 31, 2017 was $1.5 million and $0.7 million, respectively.

In 2013, one executive employee exercised stock options early in exchange for a promissory note in an amount of $6.6 million bearing interest of 1.92% payable to the Company. This note is secured by the underlying shares purchased and such unvested shares can be repurchased by the Company upon employee termination at the original issuance price. Because the Company only has partial recourse under the promissory note, the Company deemed the exercise of the stock options to be nonsubstantive. As such, the note receivable is not reflected in these condensed consolidated financial statements and the related stock transaction will be recorded at the time the note receivable is settled in cash. In June 2017, the outstanding principal and interest balance of $6.9 million was repaid in full by the executive employee through the Company’s repurchase of 501,104 shares of the executive employee’s common stock.

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

We have historically experienced revenue growth resulting from the sales of our products and related support and maintenance offerings. Our product revenue is derived from sales of our enterprise cloud platform products, which consists of our VMstore systems, and stand-alone software licenses for use in connection with our VMstore systems, and is generally recognized upon shipment. When customers purchase our products, they also purchase support. While purchasing support is not mandatory, substantially all products shipped have been purchased together with a support contract, which includes software patches, bug fixes, updates, upgrades, hardware repair and replacement parts, and technical support. Support and maintenance revenue is recognized over the term of the support contracts. We believe that, to date, substantially all of our customers have either renewed their support and maintenance subscriptions or have purchased new support and maintenance subscriptions together with replacement products. The average length of our support and maintenance contracts is approximately two years.

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

Revenue increased from $84.3 million in the nine months ended October 31, 2016 to $97.0 million in the nine months ended October 31, 2017, representing year-over-year growth of 15%. Our net loss was $80.3 million and $120.3 million in the nine months ended October 31, 2016 and 2017, respectively. Revenue decreased from $33.9 million in the three months ended October 31, 2016, to $31.8 million in the three months ended October 31, 2017, representing a period-over-period decrease of 6%, in part due to delayed and reduced purchases of our products as a result of customer concerns about our financial condition. Our net loss was $23.8 million and $37.9 million in the three months ended October 31, 2016 and 2017, respectively.

In December 2017, we announced that we are in the process of considering strategic options to deliver value to our stockholders, and had retained investment bank advisors to assist us in this process.

Components of Our Operating Results

Revenue

Product Revenue. We generate product revenue from sales of enterprise cloud platform products, which consists of our VMstore systems, and stand-alone software licenses for use in connection with our VMstore systems. Provided that all other revenue recognition criteria have been met, we typically recognize revenue for VMstores and perpetual software licenses upon shipment, as title and risk of loss are transferred to our channel partners or customers at that time. Sales of our VMstore systems represented over half of our revenue for the three and nine months ended October 31, 2017. Revenue from stand-alone software licenses represents an increasingly significant part of our business. Our product revenue may vary from period to period based on, among other things, the timing, size and mix of orders and the impact of significant transactions.

Support and Maintenance Revenue. We generate our support and maintenance revenue from support contracts related to our product sales as well as renewals of support contracts, and, to a small extent, from installation services and training. Substantially all of our product sales include support contracts. The length of these contracts ranges from one to five years, and as of October 31, 2017, averaged approximately two years. We recognize revenue from support contracts over the contractual service period. We also recognize revenue related to installation services and training upon delivery or completion of performance, although this revenue has been, and is expected to remain, insignificant. Over time, our revenue from support agreements as a percentage of total revenue may decline as a result of changes in the relative pricing of our products and support. For additional information, please see “Critical Accounting Policies and Estimates—Revenue Recognition.”

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

Restructuring Charges. In September 2017, the Company’s board of directors approved a restructuring and reduction in force plan of a little more than 10% of the Company’s global workforce. The restructuring is part of an overall plan to drive efficiencies in the Company’s sales organization and other business units. Restructuring charges consist primarily of severance costs.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2017	2016	2017
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$26,871	$22,758	$64,316	$71,474
Support and maintenance	7,046	9,014	20,033	25,519
Total revenue	33,917	31,772	84,349	96,993
Cost of revenue:
Product(1)	8,953	9,757	22,049	30,136
Support and maintenance(1)	2,424	3,095	7,064	9,816
Total cost of revenue	11,377	12,852	29,113	39,952
Gross profit:
Product	17,918	13,001	42,267	41,338
Support and maintenance	4,622	5,919	12,969	15,703
Total gross profit	22,540	18,920	55,236	57,041
Operating expenses:
Research and development(1)	13,227	17,287	39,875	55,290
Sales and marketing(1)	27,862	28,435	77,324	88,484
General and administrative(1)	3,955	8,061	14,541	26,564
Restructuring charges	—	890	—	890
Total operating expenses	45,044	54,673	131,740	171,228
Loss from operations	(22,504)	(35,753)	(76,504)	(114,187)
Other expense, net:
Interest expense	(1,231)	(2,170)	(4,044)	(6,242)
Other income, net	54	130	735	585
Total other expense, net	(1,177)	(2,040)	(3,309)	(5,657)
Loss before provision for income taxes	(23,681)	(37,793)	(79,813)	(119,844)
Provision for income taxes	89	132	440	428
Net loss	$(23,770)	$(37,925)	$(80,253)	$(120,272)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2017	2016	2017
	(in thousands)
Cost of product revenue	$68	$334	$197	$1,095
Cost of support and maintenance revenue	71	358	243	1,011
Research and development	1,230	5,116	4,090	14,772
Sales and marketing	959	2,468	3,209	8,150
General and administrative	973	3,576	3,003	12,742
Total stock-based compensation expense(2)	$3,301	$11,852	$10,742	$37,770

(2)

In September 2017, the Company’s board of directors approved a restructuring plan, which resulted in a $0.7 million non-cash adjustment to restructuring charges for previously recognized stock-based compensation expense related to awards that will not vest as a result of the restructuring plan.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2017	2016	2017
Percentage of Revenue Data:
Revenue:
Product	79%	72%	76%	74%
Support and maintenance	21	28	24	26
Total revenue	100	100	100	100
Total cost of revenue	34	40	35	41
Total gross profit	66	60	65	59
Operating expenses:
Research and development	39	55	47	57
Sales and marketing	82	90	92	91
General and administrative	12	25	17	28
Restructuring charges	—	3	—	1
Total operating expenses	133	173	156	177
Loss from operations	(67)	(113)	(91)	(118)
Other expense, net:
Interest expense	(4)	(7)	(5)	(7)
Other income, net	—	1	1	1
Total other expense, net	(4)	(6)	(4)	(6)
Loss before provision for income taxes	(71)	(119)	(95)	(124)
Provision for income taxes	—	—	1	—
Net loss	(71)%	(119)%	(96)%	(124)%

Revenue by Geographic Region

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2017	2016	2017
	(in thousands)
United States	$24,084	$23,054	$57,537	$71,650
EMEA	4,659	4,882	12,756	14,020
Rest of the World	5,174	3,836	14,056	11,323
Total	$33,917	$31,772	$84,349	$96,993

Comparison of the Three Months Ended October 31, 2016 and 2017

Revenue

	Three Months Ended October 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Revenue:
Product	$26,871	$22,758	$(4,113)	(15)%
Support and maintenance	7,046	9,014	1,968	28%
Total	$33,917	$31,772	$(2,145)	(6)%

Total revenue decreased by $2.1 million, or 6%, from $33.9 million in the three months ended October 31, 2016 to $31.8 million in the three months ended October 31, 2017.

Product revenue decreased by $4.1 million, or 15%, from $26.9 million in the three months ended October 31, 2016 to $22.8 million in the three months ended October 31, 2017. The decrease in product revenue was primarily driven by lower volume of sales of our products, in part due to delayed and reduced purchases of our products as a result of customer concerns about our financial condition. We sold 18% fewer VMstores during the three months ended October 31, 2017 as compared to the three months ended October 31, 2016. Our stand-alone software license revenue decreased by $0.2 million, or 6%, from $3.8 million in the three months ended October 31, 2016 to $3.6 million in the three months ended October 31, 2017.

Support and maintenance revenue increased by $2.0 million, or 28%, from $7.0 million in the three months ended October 31, 2016 to $9.0 million in the three months ended October 31, 2017. The increase in support and maintenance revenue reflects the increase in our installed customer base with support contracts, which is recognized as revenue over the contractual service period.

Cost of Revenue and Gross Margin

	Three Months Ended October 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Cost of Revenue:
Product	$8,953	$9,757	$804	9%
Support and maintenance	2,424	3,095	671	28%
Total	$11,377	$12,852	$1,475	13%
Gross margin	66%	60%
Gross margin, product	67%	57%
Gross margin, support and maintenance	66%	66%

Total cost of revenue increased by $1.5 million, or 13%, from $11.4 million in the three months ended October 31, 2016 to $12.9 million in the three months ended October 31, 2017.

Cost of product revenue increased by $0.8 million, or 9%, from $9.0 million in the three months ended October 31, 2016 to $9.8 million in the three months ended October 31, 2017. The increase was a result of a shift in our product mix towards a greater proportion of higher cost all-flash systems, as well as higher component costs for systems period over period.

Cost of support and maintenance revenue increased by $0.7 million, or 28%, from $2.4 million in the three months ended October 31, 2016 to $3.1 million in the three months ended October 31, 2017. The increase in cost of support and maintenance revenue was primarily driven by higher costs in our global customer support organization related to an increase in personnel costs of $0.3 million. The increase in personnel costs was attributable to a $0.3 million increase in stock-based compensation expense primarily driven by expensing of PSUs for which satisfaction of the performance conditions became probable upon the completion of our IPO and expensing of PSUs granted subsequent to our IPO and a $0.2 million increase in other personnel costs due to a 28% increase in average headcount, partially offset by a $0.2 million reduction in incentive compensation. The increase in cost of support and maintenance revenue is also a result of a $0.2 million increase in overhead costs and costs to administer and operate our third-party service inventory depots, and a $0.2 million increase in other costs in support of our customer support agreements.

Gross margin decreased from 66% in the three months ended October 31, 2016 to 60% in the three months ended October 31, 2017.

Product gross margin decreased from 67% in the three months ended October 31, 2016 to 57% in the three months ended October 31, 2017. The decrease in product gross margin was primarily a result of certain of our product lines nearing end of product life cycle, as well as a shift in our product mix towards a greater proportion of higher cost all-flash systems.

Support and maintenance gross margin was 66% in the three months ended October 31, 2016 and remained substantially unchanged in the three months ended October 31, 2017. This is primarily due to our continued investment in scaling our global customer support organization in response to our increased installed customer base.

Operating Expenses

Research and Development

	Three Months Ended October 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Research and development	$13,227	$17,287	$4,060	31%

Research and development expense increased by $4.1 million, or 31%, from $13.2 million in the three months ended October 31, 2016 to $17.3 million in the three months ended October 31, 2017. The increase in research and development expense was primarily due to an increase in personnel costs of $4.1 million. The increase in personnel costs was attributable to a $3.9 million increase in stock-based compensation expense primarily driven by expensing of PSUs for which satisfaction of the performance conditions became probable upon the completion of our IPO and expensing of PSUs granted subsequent to our IPO and a $1.4 million increase in other personnel costs due to an 11% increase in average headcount, partially offset by a $1.2 million reduction in incentive compensation. In addition, outside services and other research and development costs increased by $0.4 million and $0.4 million, respectively, as we continued to expand our research and development effort. This was offset by a $0.8 million decrease in prototype equipment due to timing of new product line development.

Sales and Marketing

	Three Months Ended October 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Sales and marketing	$27,862	$28,435	$573	2%

Sales and marketing expense increased by $0.6 million, or 2%, from $27.9 million in the three months ended October 31, 2016 to $28.4 million in the three months ended October 31, 2017. The increase in sales and marketing expense was primarily due to an increase in personnel costs of $2.4 million. The increase in personnel costs was attributable to a $1.5 million increase in stock-based compensation expense primarily driven by expensing of PSUs for which satisfaction of the performance conditions became probable upon the completion of our IPO and expensing of PSUs granted subsequent to our IPO and a $1.1 million increase in other personnel cost due to a 2% increase in average headcount, partially offset by a $0.2 million reduction in incentive compensation. This was further offset by a decrease in travel and marketing expenses of $1.6 million due to our efforts to align our sales and marketing initiatives with revenue.

General and Administrative

	Three Months Ended October 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
General and administrative	$3,955	$8,061	$4,106	104%

General and administrative expense increased by $4.1 million, or 104%, from $4.0 million in the three months ended October 31, 2016 to $8.1 million in the three months ended October 31, 2017. The increase in general and administrative expense was primarily due to an increase in personnel costs of $2.7 million of which $2.6 million of the increase was related to stock-based compensation expense primarily driven by expensing of PSUs for which satisfaction of the performance conditions became probable upon the completion of our IPO and expensing of PSUs granted subsequent to our IPO and a $0.4 million increase in other personnel costs, partially offset by a $0.3 million reduction in incentive compensation. In addition, the increase in general and administrative expense was attributable to a $1.0 million increase in professional services supporting our operations as a public company.

Restructuring Charges

	Three Months Ended October 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Restructuring charges	$—	$890	$890	NM

In September 2017, the Company’s board of directors approved a restructuring and reduction in force plan of a little more than 10% of the Company’s global workforce. The restructuring is part of an overall plan to drive efficiencies in the Company’s sales organization and other business units. Restructuring charges consist primarily of severance costs. See Note 12 for further details. As of October 31, 2017, the September 2017 restructuring plan has been substantially completed.

Other Expense, Net

	Three Months Ended October 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Other expense, net:
Interest expense	$(1,231)	$(2,170)	$(939)	76%
Other income, net	$54	$130	$76	141%

Other expense, net increased by $0.9 million, or 73%, from $1.2 million in the three months ended October 31, 2016 to $2.0 million in the three months ended October 31, 2017.

Interest expense increased by $0.9 million, or 76%, from $1.2 million in the three months ended October 31, 2016 to $2.2 million in the three months ended October 31, 2017. The increase in interest expense was due to increased borrowings under our credit facilities and revolving line of credit and increased amortization of debt issuance cost and debt discounts in relation to our loan obligations.

Other income, net was $0.1 million in the three months ended October 31, 2016 and remained substantially unchanged in the three months ended October 31, 2017.

Provision for Income Taxes

	Three Months Ended October 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Provision for income taxes	$89	$132	$43	48%

Provision for income taxes was $0.1 million in the three months ended October 31, 2016 and remained substantially unchanged in the three months ended October 31, 2017.

Comparison of the Nine Months Ended October 31, 2016 and 2017

Revenue

	Nine Months Ended October 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Revenue:
Product	$64,316	$71,474	$7,158	11%
Support and maintenance	20,033	25,519	5,486	27%
Total	$84,349	$96,993	$12,644	15%

Total revenue increased by $12.6 million, or 15%, from $84.3 million in the nine months ended October 31, 2016 to $97.0 million in the nine months ended October 31, 2017.

Product revenue increased by $7.2 million, or 11%, from $64.3 million in the nine months ended October 31, 2016 to $71.5 million in the nine months ended October 31, 2017. The increase in product revenue was primarily driven by higher volume of sales of our products. We sold 9% more VMstores during the nine months ended October 31, 2017 as compared to the nine months ended October 31, 2016. Our stand-alone software license revenue increased by $2.8 million, or 32%, from $8.7 million in the nine months ended October 31, 2016 to $11.5 million in the nine months ended October 31, 2017.

Support and maintenance revenue increased by $5.5 million, or 27%, from $20.0 million in the nine months ended October 31, 2016 to $25.5 million in the nine months ended October 31, 2017. The increase in support and maintenance revenue reflects the increase in our installed customer base with support contracts, which is recognized as revenue over the contractual service period.

Cost of Revenue and Gross Margin

	Nine Months Ended October 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Cost of Revenue:
Product	$22,049	$30,136	$8,087	37%
Support and maintenance	7,064	9,816	2,752	39%
Total	$29,113	$39,952	$10,839	37%
Gross margin	65%	59%
Gross margin, product	66%	58%
Gross margin, support and maintenance	65%	62%

Total cost of revenue increased by $10.8 million, or 37%, from $29.1 million in the nine months ended October 31, 2016 to $40.0 million in the nine months ended October 31, 2017.

Cost of product revenue increased by $8.1 million, or 37%, from $22.0 million in the nine months ended October 31, 2016 to $30.1 million in the nine months ended October 31, 2017. The increase in cost of product revenue was driven by higher unit volumes, higher component costs for systems period over period, as well as a shift in our product mix towards a greater proportion of higher cost all-flash systems.

Cost of support and maintenance revenue increased by $2.8 million, or 39%, from $7.1 million in the nine months ended October 31, 2016 to $9.8 million in the nine months ended October 31, 2017. The increase in cost of support and maintenance revenue was primarily driven by higher costs in our global customer support organization related to an increase in personnel costs of $1.5 million. The increase in personnel costs was attributable to a $0.8 million increase in stock-based compensation expense primarily driven by cumulative and subsequent expensing of PSUs for which satisfaction of the performance conditions became probable upon the completion of our IPO, subsequent expensing of PSUs granted subsequent to our IPO, and repricing of Eligible Options, and a $0.7 million increase in other personnel costs due to a 19% increase in average headcount. In addition, the increase in cost of support and maintenance revenue is due to a $0.4 million increase to overhead costs and costs to administer and operate our third-party service inventory depots, and a $0.8 million increase in other costs in support of our customer support agreements.

Gross margin decreased from 65% in the nine months ended October 31, 2016 to 59% in the nine months ended October 31, 2017.

Product gross margin decreased from 66% in the nine months ended October 31, 2016 to 58% in the nine months ended October 31, 2017. The decrease in product gross margin was primarily a result of certain of our product lines nearing end of product life cycle, as well as a shift in our product mix towards a greater proportion of higher cost all-flash systems.

Support and maintenance gross margin decreased from 65% in the nine months ended October 31, 2016 to 62% in the nine months ended October 31, 2017, as a result of increased personnel costs primarily due to higher stock-based compensation expense. In addition, we have continued to invest in scaling our global customer support organization in response to our increased installed customer base, including headcount increases.

Operating Expenses

Research and Development

	Nine Months Ended October 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Research and development	$39,875	$55,290	$15,415	39%

Research and development expense increased by $15.4 million, or 39%, from $39.9 million in the nine months ended October 31, 2016 to $55.3 million in the nine months ended October 31, 2017. The increase in research and development expense was primarily due to an increase in personnel costs of $13.9 million. The increase in personnel costs was attributable to a $10.7 million increase in stock-based compensation expense primarily driven by cumulative and subsequent expensing of PSUs for which satisfaction of the performance conditions became probable upon the completion of our IPO, subsequent expensing of PSUs granted subsequent to our IPO, and repricing of Eligible Options, and a $3.2 million increase in other personnel costs due to a 5% increase in average headcount. In addition, outside services increased by $1.1 million as we expanded our research and development efforts. This was offset by a $1.0 million decrease in prototype equipment due to timing of new product line development.

Sales and Marketing

	Nine Months Ended October 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Sales and marketing	$77,324	$88,484	$11,160	14%

Sales and marketing expense increased by $11.2 million, or 14%, from $77.3 million in the nine months ended October 31, 2016 to $88.5 million in the nine months ended October 31, 2017. The increase in sales and marketing expense was primarily due to an increase in personnel costs of $6.8 million. The increase in personnel costs was attributable to a $4.9 million increase in stock-based compensation expense primarily driven by cumulative and subsequent expensing of PSUs for which satisfaction of the performance conditions became probable upon the completion of our IPO, subsequent expensing of PSUs granted subsequent to our IPO, and repricing of Eligible Options, and a $1.9 million increase in other personnel costs due to an increase of 2% in average headcount. In addition, sales commission and travel expenses increased by $2.4 million due to increased sales and expanded sales and marketing activities. As part of our efforts to penetrate and expand in global markets, the cost of our marketing activities, including field events, advertising, tradeshows, brand awareness, demand generation and other expenses, collectively accounted for $1.1 million of the increase.

General and Administrative

	Nine Months Ended October 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
General and administrative	$14,541	$26,564	$12,023	83%

General and administrative expense increased by $12.0 million, or 83%, from $14.5 million in the nine months ended October 31, 2016 to $26.6 million in the nine months ended October 31, 2017. The increase in general and administrative expense was primarily due to an increase in personnel costs of $10.5 million, of which $9.7 million of the increase was related to stock-based compensation expense due to the immediate expensing of 589,624 shares of fully vested and exercisable options granted to two executive employees in May 2017, cumulative and subsequent expensing of PSUs for which satisfaction of the performance conditions became probable upon the completion of our IPO, subsequent expensing of PSUs granted subsequent to our IPO, and repricing of Eligible Options. In addition, the increase in general and administrative expense was attributable to a $2.1 million increase in professional services supporting our operations as a public company.

Restructuring Charges

	Nine Months Ended October 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Restructuring charges	$—	$890	$890	NM

In September 2017, the Company’s board of directors approved a restructuring and reduction in force plan of a little more than 10% of the Company’s global workforce. The restructuring is part of an overall plan to drive efficiencies in the Company’s sales organization and other business units. Restructuring charges consist primarily of severance costs. See Note 12 for further details. As of October 31, 2017, the September 2017 restructuring plan has been substantially completed.

Other Expense, Net

	Nine Months Ended October 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Other expense, net:
Interest expense	$(4,044)	$(6,242)	$(2,198)	54%
Other income, net	$735	$585	$(150)	(20)%

Other expense, net increased by $2.3 million, or 71%, from $3.3 million in the nine months ended October 31, 2016 to $5.7 million in the nine months ended October 31, 2017.

Interest expense increased by $2.2 million, or 54%, from $4.0 million in the nine months ended October 31, 2016 to $6.2 million in the nine months ended October 31, 2017. The increase in interest expense was due to increased borrowings under our credit facilities and revolving line of credit, fees incurred in connection with the amendment of our credit facilities, and increased amortization of debt issuance cost and debt discounts in relation to our loan obligations.

Other income, net decreased by $0.2 million, or 20%, from $0.7 million in the nine months ended October 31, 2016 to $0.6 million in the nine months ended October 31, 2017. The change in other income, net was primarily due to a $0.4 million decrease in investment income and a $0.2 million loss from remeasurement of foreign currency-denominated balances, partially offset by a $0.5 million decrease in the fair value of our convertible preferred stock warrant liability.

Provision for Income Taxes

	Nine Months Ended October 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Provision for income taxes	$440	$428	$(12)	(3)%

Provision for income taxes was $0.4 million in the nine months ended October 31, 2016 and remained substantially unchanged in the nine months ended October 31, 2017.

Liquidity and Capital Resources

As of October 31, 2017, we had cash and cash equivalents and short-term investments totaling $54.9 million. Our cash and cash equivalents primarily consist of bank deposits and money market funds. Our short-term investments are classified as available-for-sale at the time of purchase since it is our intention that these investments are available for current operations. We have generated significant operating losses and negative cash flows from operations as reflected in our accumulated deficit of $439.2 million as of October 31, 2017.

We have experienced negative cash flows from operations since inception and expect negative cash flows from operations to continue for the foreseeable future. Net losses incurred during the past three fiscal years ended January 31, 2015, 2016 and 2017 amounted to $69.7 million, $101.0 million and $105.8 million, respectively, and $120.3 million for the nine months ended October 31, 2017. Unless and until we are able to generate sufficient revenue from sales of our products and services to generate positive cash flows from operations, we expect such losses to continue. We are also subject to certain financial covenants related to our debt facility with SVB that, if breached, could result in the debt under this facility becoming immediately due and payable in the event the lenders choose to declare an event of default. We may not have sufficient liquidity to repay amounts outstanding under our debt facilities should they become immediately due and payable. As of January 31, 2017 and October 31, 2017, we were in compliance with all of the covenants contained in our credit facility with TriplePoint and our credit facility with SVB.

Historically, we have funded a significant portion of our operations through the issuance of equity and debt. In fiscal 2016, we raised $124.6 million in gross proceeds related to the sale of convertible preferred stock. We have also entered into credit facilities, under which we had borrowed an aggregate of $69.0 million as of October 31, 2017, and a Note Purchase Agreement. In July 2017, we completed our IPO, in which we raised $55.8 million, after deducting underwriting discounts and commissions of $4.2 million. In August 2017, we sold an additional 1,000,000 shares of our common stock in connection with our IPO underwriters exercising an over-allotment option, pursuant to which we received net proceeds of $6.5 million, after deducting underwriting discounts and commissions of $0.5 million. We expect that this additional financing from our IPO, combined with our existing cash and cash equivalents and short-term investments, our Note Purchase Agreement, if exercised, and credit facilities, and our plan to continue to drive efficiencies in the our sales organization and other business units, through efforts such as the September 2017 restructuring plan (see Note 12), will provide sufficient liquidity for us to meet our obligations and debt financial covenants through at least December 15, 2018.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2016	2017
	(in thousands)
Cash used in operating activities	$(58,204)	$(71,611)
Cash provided by (used in) investing activities	49,454	(10,094)
Cash provided by financing activities	8,344	82,568
Foreign exchange impact on cash and cash equivalents	(48)	(12)
Net increase (decrease) in cash and cash equivalents	$(454)	$851

Cash Flows Used In Operating Activities

In the nine months ended October 31, 2017, cash used in operating activities was $71.6 million. The primary factors affecting our cash used in operating activities during this period were our net loss of $120.3 million, partially offset by non-cash charges of $37.8 million for stock-based compensation, $5.3 million for depreciation and amortization of our property and equipment, $1.4 million for accretion of balloon payment and amortization of debt issuance cost, credit facility fees and discount on debt, $0.9 million for non-cash adjustments resulting from our restructuring during the nine months ended October 31, 2017, and net cash flows of $5.1 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $9.6 million decrease in accounts receivable. The decrease in accounts receivable was primarily a result of timing of sales caused by seasonality and timing of collections. Changes in our operating assets and liabilities were also significantly affected by a $5.3 million increase in deferred revenue, offset by a $4.8 million decrease in accounts payable and accrued liabilities, payment of costs of $3.9 million in connection with our IPO, a $0.7 million increase in prepaid expenses and other assets, and a $0.4 million increase in inventory. The increase in deferred revenue was due to a greater number of support and maintenance contracts related to the growth in our product sales and increased renewal of existing support and maintenance contracts associated with our larger installed customer base. The decrease in accounts payable and accrued liabilities is primarily affected by timing of payments.

In the nine months ended October 31, 2016, cash used in operating activities was $58.2 million. The primary factors affecting our cash used in operating activities during this period were our net loss of $80.3 million, partially offset by non-cash charges of $10.7 million for stock-based compensation, $7.1 million for depreciation and amortization of our property and equipment, $0.7 million for accretion of balloon payment and amortization of debt issuance cost, credit facility fees and discount on debt, and net cash flows of $3.4 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $7.7 million increase in deferred revenue. The increase in deferred revenue was due to a greater number of support and maintenance contracts related to the growth in our product sales and increased renewal of existing support and maintenance contracts associated with our larger installed customer base. Changes in our operating assets and liabilities were also significantly affected by a $4.7 million increase in accounts payable and accrued liabilities, offset by a $4.1 million increase in accounts receivable, payment of costs of $2.1 million in connection with our IPO, a $1.4 million increase in prepaid expenses and other assets, and a $1.4 million increase in inventories. The increase in accounts payable and accrued liabilities was primarily attributable to increased activities to support overall business growth. The increases in accounts receivable was primarily due to revenue growth. The increase in inventories was primarily attributable to incremental service inventory acquired to support our customer support agreements associated with our larger installed customer base.

Cash Flows Provided By (Used In) Investing Activities

In the nine months ended October 31, 2017, net cash used in investing activities was $10.1 million, which consisted of $11.5 million from purchases of investments and $4.1 million from purchases of property and equipment, partially offset by $5.5 million from maturities of our investments.

In the nine months ended October 31, 2016, net cash provided by investing activities was $49.5 million, which consisted of $66.7 million from maturities of our investments, partially offset by $13.8 million from purchases of investments and $3.4 million of purchases of property and equipment.

Cash Flows Provided By Financing Activities

In the nine months ended October 31, 2017, net cash provided by financing activities was $82.6 million, which consisted primarily of $62.3 million of proceeds from the IPO, net of underwriting discounts and commissions, $15.0 million from the draw-down from our credit facility, $5.0 million from the draw-down of our revolving line of credit and $0.5 million of proceeds from exercises of stock options, partially offset by $0.2 million of capital lease financing payments.

In the nine months ended October 31, 2016 net cash provided by financing activities was $8.3 million, which consisted primarily of $7.0 million from the draw-down of our revolving line of credit and $1.5 million of proceeds from exercises of stock options.

Debt Obligations

We have a credit facility with TriplePoint which, as of October 31, 2017, provided up to $50.0 million of available funds. This credit facility is secured by a security interest, junior to the SVB facility described below, on substantially all of our assets, including our intellectual property, and contains certain customary non-financial restrictive covenants. As of October 31, 2017, $50.0 million was outstanding under this facility. Of such amount, $15.0 million bears interest at 9.0% per year and becomes due in February 2019. The other $35.0 million bears interest at 11.25% per year and becomes due in February 2019. If we on or before February 2019 prepay a minimum of $20.0 million of the total $50.0 million of principal outstanding under this facility and pay an amortization fee to TriplePoint and comply with certain other conditions, the maturity date for the remaining $30.0 million outstanding principal balance will be extended to August 2020, subject to us making equal monthly amortizing payments of principal and interest through the extended maturity date, calculated at an interest rate equal to 1.50% higher than the rate that previously applied

We have a revolving line of credit with SVB, from which an amount based on a percentage of qualifying accounts receivable is available for us to borrow, up to a total of $20.0 million. This facility is secured by a security interest, senior to the TriplePoint facility described above, on substantially all of our assets, including our intellectual property, and is subject to certain financial covenant. This facility is scheduled to expire in May 2018. As of October 31, 2017, we had $19.0 million outstanding under this facility, which bears weighted average interest of 4.84% per year.

In May 2017, we entered into a Note Purchase Agreement with certain of our preferred stockholders pursuant to which such stockholders have agreed to purchase from us, at our election, one or more subordinated convertible promissory notes, or Notes, having an aggregate maximum principal amount of $25.0 million. In June 2017, we entered into an amendment to the Note Purchase Agreement. Pursuant to the amendment, the obligations for us to issue and for the stockholders to purchase Convertible Promissory Notes will expire upon the earlier to occur of December 31, 2019 or a change of control of the Company. If and when issued, the Notes will have an interest rate of 8.0% per annum and will mature 18 months from the date of issuance. At any time on or after December 1, 2019, at our election, we may convert the amounts outstanding under the Notes, if any, into common stock at the IPO price of $7.00 per share, provided that any Notes issued to entities affiliated with Insight Venture Partners shall be converted at the average closing price of our common stock on the Nasdaq Stock Market over the 30-day period preceding the conversion. As of October 31, 2017, no Notes have been issued and sold under the Note Purchase Agreement.

As of January 31, 2017 and October 31, 2017, we were in compliance with all of the covenants contained in our credit facility with TriplePoint and our revolving line of credit with SVB.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course of business in our commitments under contractual obligations in the nine months ended October 31, 2017.

We contract with an offshore subsidiary of Flex to manufacture all of our hardware products. Our agreement with Flex does not require us to purchase any minimum volumes of products from Flex, but in the normal course of business we provide rolling nine month forecasts to Flex of our monthly purchase requirements, the first three months of which are purchase commitments that Flex relies upon to procure components used to build finished products. We have commitments to Flex related to inventories on-hand at Flex and non-cancelable purchase orders for our products and related components. We record a charge to cost of product sales for firm, non-cancelable and unconditional purchase commitments with Flex for non-standard components when and if quantities exceed our future demand forecasts. As of January 31, 2017 and October 31, 2017, we had $13.5 million and $18.7 million of purchase commitments with Flex, respectively.

Off-Balance Sheet Arrangements

For the nine months ended October 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine months ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Following our initial public offering in July 2017, four class action lawsuits were filed against us. In September 2017, a class action lawsuit was filed against us, our Chief Executive Officer, and our Chief Financial Officer in U.S. federal court alleging violations of Sections 11 and 15 of the Securities Act of 1933, and is now pending in the Northern District of California under the caption Tuller v. Tintri, Inc. et al., No. 4:17-CV-05714-YGR (filed Sept. 18, 2017). Three substantially similar lawsuits were subsequently filed in California state court in the County of San Mateo against the same parties, as well as our Board of Directors, the underwriters of our initial public offering, and entities associated with several institutional investors that invested in the Company prior to the initial public offering. These suits allege violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and are captioned Clayton v. Tintri, Inc. et al., No. 17CIV04312 (filed Sept. 20, 2017), Nurlybayev v. Tintri, Inc. et al., No. 17CIV04321 (filed Sept. 21, 2017), and Golosiy v. Tintri, Inc. et al., No. 17CIV04618 (filed Oct. 6, 2017). All four class action lawsuits are in their initial stages and are based on similar allegations that we made false and misleading statements in the registration statement and prospectus filed with the SEC in connection with our initial public offering. Each lawsuit is purportedly brought on behalf of a putative class of all persons who purchased shares of common stock pursuant or traceable to our initial public offering, and seeks, among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class.

We are generally required, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. We also have certain contractual obligations to the underwriters regarding such lawsuits. While a certain amount of insurance coverage may be available for expenses or losses associated with these lawsuits, this coverage may not be sufficient. Based on information currently available, we are unable to reasonably estimate a possible loss or range of possible loss, if any, with regards to these lawsuits; therefore, no litigation reserve has been recorded in the accompanying financial statements. Although we plan to defend against these lawsuits vigorously, there can be no assurances that a favorable final outcome will be obtained. These lawsuits or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

In addition, we may, from time to time, become party to various litigation matters that arise in the ordinary course of business.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have a history of losses and may not be able to achieve or maintain profitability.

We have incurred losses in all fiscal years since our inception, and we expect that we will continue to incur net losses for the foreseeable future. We experienced net losses of $37.9 million and $120.3 million for the three and nine months ended October 31, 2017, respectively. As of October 31, 2017, we had an accumulated deficit of $439.2 million. Our operating expenses may increase over time, particularly in the medium to long term, as we hire additional employees, develop our technology and enhance our product and service offerings, expand our sales and marketing teams, make investments in our distribution channels and expand our operations. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset higher expenses, or at all. Revenue growth may slow or revenue may decline for a number of possible reasons, including slowing demand for our products or services, concerns of existing and potential customers regarding our financial condition, increasing competition, a decrease in the growth of our overall market or a failure to capitalize on growth opportunities. Furthermore, we may be unable to generate or obtain sufficient cash from operations or other sources to adequately fund our business plan, which could negatively impact our revenue growth. Any failure to increase our revenue as we grow our business could prevent us from achieving or maintaining profitability or positive free cash flow.

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

Our historic revenue growth rates may not be indicative of our future performance.

We have experienced significant growth in prior periods. Revenue increased from $84.3 million in the nine months ended October 31, 2016, to $97.0 million in the nine months ended October 31, 2017, representing period-over-period growth of 15%. Revenue decreased from $33.9 million in the three months ended October 31, 2016, to $31.8 million in the three months ended October 31, 2017, representing a period-over-period decrease of 6%. If we are able to achieve greater revenue scale, we may not be able to maintain revenue growth rates consistent with historical growth rates. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our revenue or revenue growth for any future period.

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

Our competitors utilize a broad range of competitive strategies. For example, some of our competitors have offered bundled products and services in order to reduce the initial cost of their storage solutions, or seek to exploit concerns of existing and potential customers regarding our financial condition. Our competitors may also compete on purchase price and total cost of ownership, and may choose to adopt more aggressive pricing policies than we choose to adopt in the future.

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

We have historically experienced rapid growth, and if we do not effectively manage any future growth or are unable to improve our systems, processes and controls, our business may be adversely affected.

We have historically experienced rapid growth and increased demand for our solution. Our employee headcount and number of customers have increased significantly during certain prior periods, and we intend to continue to grow our customer base significantly in the future.

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

Our process of considering strategic options could adversely affect our business, financial condition, and results of operations.

In December 2017, we announced that we are in the process of considering strategic options to deliver value to our stockholders, and had retained investment bank advisors to assist us in this process. This process could disrupt and create uncertainty concerning our business, regardless of whether the strategic process is completed, and poses other risks to our business, including:

•	potential uncertainty in the marketplace concerning our ongoing viability as a business, which could lead current and prospective customers to purchase from other vendors or delay purchasing from us;
•	the possibility of disruption to our business and operations, including diversion of significant management time and resources towards the completion of the strategic process;
•	impairment of our ability to attract and retain key personnel;
•	difficulties maintaining relationships with employees, customers, and other business partners;
•	restrictions on our business operations and ability to explore strategic alternatives under any definitive agreement we may enter into as a result of this process; and
•	potential future stockholder litigation relating to the strategic process that could prevent or delay the strategic process, and the related costs.

If any of the foregoing risks were realized, our business, financial condition and results of operations could be adversely affected.

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

We depend on channel partners and distributors for a substantial majority of our sales. Approximately 89% and 90% of our revenue in the three and nine months ended October 31, 2017, respectively, was derived from sales to our channel partners and distributors. We also depend upon our channel partners to manage the customer sales process and to generate sales opportunities. To the extent our channel partners are unsuccessful in fulfilling our sales, managing the sales process or selling our solution, or we are unable to enter into arrangements with, and retain a sufficient number of high-quality, motivated partners in each of our sales regions, our ability to sell our solution will be adversely affected.

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

Volatility or declines in our stock price may also affect our ability to attract and retain key employees. Also, many of our employees have become, or will soon become, vested in a substantial amount of equity awards which may, in some cases, equate to a substantial amount of personal wealth. In addition, certain of our employees hold options to purchase shares of our common stock with exercise prices in excess of recent trading price of our common stock on the Nasdaq Stock Market, which may lessen the incentive these stock options represent for these employees to remain in our employment. These circumstances may make it more difficult for us to retain and motivate these employees. Conversely, recent declines in the trading price of our common stock on the Nasdaq Stock Market could reduce, or be perceived by employees to reduce, the value of their outstanding equity awards, which could affect their decision about whether or not they continue to work for us. We have experienced some of these effects since the completion of our IPO in July 2017, and may continue to see similar recruitment and retention challenges in the future. Although we may from time to time implement employee retention programs through the grant of additional equity awards to existing employees, or the exchange or amendment to the terms of existing employee equity awards, such programs may not be effective in improving employee retention.

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

Support and maintenance revenue was 28% and 26% of our revenue in the three and nine months ended October 31, 2017, respectively. We recognize support and maintenance revenue ratably over the term of the relevant support period, which ranges from one to five years. As a result, much of the support and maintenance revenue we report each quarter is derived from support agreements that we sold in prior quarters. Consequently, a decline in new or renewed support agreements, or decreases in the relative pricing of new support agreements, in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of support and maintenance is not reflected in full in our operating results until future periods. In addition, because revenue from renewals must be recognized ratably over the applicable service period, it may be difficult for us to rapidly increase our support and maintenance revenue through additional sales in any period. The percentage of our total revenue that we derive from support and maintenance agreements may vary over time if we change the relative pricing of our products or support agreements. Our revenue from support agreements as a percentage of total revenue may decline as a result of changes in the relative pricing of our products and support. Changes in the mix of our product revenue and support and maintenance revenue may adversely affect our business, operating results and the trading price of our common stock.

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

Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective customers. Therefore, we continue to be substantially dependent on our sales force to obtain new customers and sell additional solutions to our existing customers. As such, we have invested and expect to continue to invest substantially in our sales organization in the future. Competition for sales personnel with the skills and technical knowledge that we require is intense and our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth.

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

Although sales to U.S. federal, state and local government agencies accounted for less than 10% of our revenue in each of the three and nine months ended October 31, 2017, we anticipate that our sales to government agencies may increase in the future. Sales to such government entities are subject to a number of risks, including the following:

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

We derive a significant portion of our revenue from channel partners outside the United States. Revenue generated from customers outside of the United States was 26% of our total revenue for both the three and nine months ended October 31, 2017, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will be successful. As of October 31, 2017, 14% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including:

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

Consolidation among IT infrastructure providers has been common. Some of our competitors have made acquisitions or entered into partnerships or other strategic relationships to offer a more comprehensive solution than they had offered individually. For example, in February 2016, NetApp acquired SolidFire, a developer of all-flash storage systems, in September 2016, Dell acquired EMC, in February 2017, HP Enterprise acquired SimpliVity, a developer of hyperconverged systems, in April 2017, HP Enterprise acquired Nimble Storage, a storage solutions provider, and in September 2017, Cisco acquired Springpath, a developer of hyperconverged systems. We expect this trend to continue as companies attempt to strengthen or maintain their market positions through strategic acquisitions.

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

We have entered into a $20.0 million revolving line of credit with SVB and a $50.0 million credit facility with TriplePoint Capital LLC, or TriplePoint. These facilities are secured by substantially all of our assets and intellectual property rights. As of October 31, 2017, we had $19.0 million of principal indebtedness outstanding under the SVB line of credit and $50.0 million under the TriplePoint credit facility. These facilities contain various covenants and specify various events of default, including a “cross default” provision that provides that, if there is an event of default that has not been cured or waived within any applicable grace period under one lender’s debt facility, there is an event of default under the other lender’s debt facility, upon which, at each lender’s option, all amounts outstanding under each lender’s applicable facility would become immediately due and payable and further advances under the facility would not be available to us. Our revolving line of credit with SVB expires in May 2018. $50.0 million of borrowings under the TriplePoint credit facility will become due in February 2019; provided however, that we may extend the maturity date of $30.0 million of such indebtedness to August 2020, subject to certain conditions and to us making equal monthly amortizing payments of principal and interest through the extended maturity date; calculated at an interest rate equal to 1.50% higher than the rate that previously applied. Any required repayment of our existing indebtedness as a result of an event of default would reduce our cash on hand such that we would not have those funds available for use in our business, which could have a material adverse effect on our business, operating results and financial condition.

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

We may face risks related to shareholder litigation that could result in significant legal expenses and settlement or damage awards.

We are currently and may in the future become subject to claims and litigation alleging violations of securities laws or other related claims, including shareholder derivative litigation, which could harm our business, divert management attention and require us to incur significant costs. For example, following our initial public offering in July 2017, four class action lawsuits were filed against us, as described in Item 1, Legal Proceedings. Each lawsuit is purportedly brought on behalf of a putative class of all persons who purchased shares of common stock pursuant or traceable to our initial public offering, and seeks, among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class.

We are generally required, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. We also have certain contractual obligations to the underwriters regarding such lawsuits. While a certain amount of insurance coverage may be available for expenses or losses associated with these lawsuits, this coverage may not be sufficient. Based on information currently available, we are unable to reasonably estimate a possible loss or range of possible loss, if any, with regards to these lawsuits; therefore, no litigation reserve has been recorded in the accompanying financial statements. Although we plan to defend against these lawsuits vigorously, there can be no assurances that a favorable final outcome will be obtained. These lawsuits or future litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

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

Our success and future growth depends to a significant degree on the skills and continued services of our key technical, sales and management personnel. In particular, we are highly dependent on the services of Ken Klein, our Chairman and Chief Executive Officer, and Kieran Harty, our co-founder and Chief Technical Officer, who are critical to the development of our technology, future vision and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support and general and administrative functions, and on individual contributors on our research and development team, and changes to our senior managerial or other key employee could have a negative impact on our business. For example, in August 2017, we announced the departure of our former Chief Sales Officer and changes to the structure of our sales organization. All of our employees are employed by us on an at-will basis, and we could experience difficulty in retaining members of our senior management team or other key personnel, including as a result of layoffs, concerns by employees regarding our financial condition and the future of our business, and the loss of retention value of employee equity awards due to declines in the trading price of our common stock. We do not have “key person” life insurance policies that cover any of our officers or other key employees. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our solution and negatively impact our business, operating results and financial condition.

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

In the United States, a number of proposals for broad reform of the corporate tax system are under evaluation by various legislative and administrative bodies. It is not possible to accurately determine the overall impact of such proposals on our effective tax rate or balance sheet at this time. Proposed changes in corporate tax rates, the taxation of foreign earnings and the deductibility of expenses could have a material impact on the recoverability of our deferred tax assets, could result in significant one-time charges in the period in which tax reform is enacted, or could result in increases to our future United States tax expense. Furthermore, proposed changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings.

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

We do not collect sales and use, value added or similar taxes in all jurisdictions in which we have sales. We have previously filed voluntary disclosure agreements with several U.S. states related to past due sales and use taxes. While we believe that we have properly accrued for sales and use taxes in accordance with U.S. GAAP, taxing authorities may assert that we owe additional taxes, interest or penalties, which may impact our historical and future results.

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
•

the financial projections we may provide to the public or any decision to cease providing financial projections to the public, any changes in these projections or our failure to meet these projections;

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

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds to invest in future growth opportunities. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could seriously harm our business, operating results and ability to raise additional capital. Moreover, attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop new and enhanced solutions. Our existing and any future debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our stockholders bear the risk of any future securities offerings by us reducing the market price of our common stock and diluting their interest.

Sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly.

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of October 31, 2017, we had outstanding approximately 31.3 million shares of common stock, approximately 21.2 million of which are subject to the 180-day contractual lock-up more fully described in our Prospectus. Morgan Stanley & Co. LLC, on behalf of the underwriters in our initial public offering, has the discretion to permit our officers, directors, employees and stockholders to sell shares prior to the expiration of the lock-up agreements.

Holders of an aggregate of 18,644,209 shares of our common stock as of October 31, 2017 have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders. Substantially all of these shares are subject to the 180-day contractual lock-up referred to above.

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

Company Name

Date: December 14, 2017	By:	/s/ Ken Klein
Ken Klein
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: December 14, 2017	By:	/s/ Ian Halifax
Ian Halifax
Chief Financial Officer (Principal Financial Officer)