Form 10-K
period 2018-01-31
Tintri, Inc.
filed 2018-05-18
CIK 1554875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38117

Tintri, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2906978
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
303 Ravendale Drive Mountain View, CA 94043
(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (650) 810-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.00005 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on July 31, 2017, was $49.5 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of April 6, 2018, was 33,589,244.

Portions of the Registrant’s Definitive Proxy Statement relating to its 2018 annual meeting of stockholders (2018 Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2018 Proxy Statement will be filed not later than 120 days after the end of our fiscal year ended January 31, 2018.

i

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which statements involve substantial risks and uncertainties. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•

future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve, and maintain, future profitability;

•	the sufficiency of our cash resources to meet our cash needs;
•	our ability to raise additional capital;
•	our ability to comply with the financial or other covenants and other terms contained in our credit agreements;
•	our ability to continue as a going concern;
•	our ability to continue to operate;
•	our process of considering strategic alternatives;
•	our plans to seek to drive efficiencies in our sales organization and other business units;
•	the impact of recent changes in our executive management team and restructuring actions on our business;
•	our ability to retain and attract qualified employees and key personnel;
•	our business plan and our ability to effectively manage our growth and associated investments;
•	the anticipated benefits associated with the use of our solution;
•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;
•	market acceptance of our enterprise cloud solution;
•	adoption of and developments in the technologies that are integral to our value proposition, including virtualized applications and enterprise cloud data centers;
•	beliefs and objectives for future operations, including our plans to introduce new products;
•	our ability to increase sales of our solutions to our existing customers;
•	our ability to attract and retain customers;
•	our ability to maintain and expand our customer base and our relationships with our channel partners;
•	our ability to timely and effectively scale and adapt our existing solutions;
•	anticipated changes in the price of our solution and our pricing model;
•	our ability to develop new solutions and bring them to market in a timely manner;
•	our ability to maintain, protect and enhance our brand and intellectual property;
•	our ability to expand internationally;
•	the effects of increased competition in our markets and our ability to compete effectively;

•	consolidation in our industry;
•	future acquisitions or investments;
•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
•	changes in law and trade policies in the U.S. and other jurisdictions where we do business;
•	our compliance with tax laws and the adequacy of our accrual for potential tax liabilities;
•	economic and industry trends or trend analysis;
•	our plans regarding employee retention programs;
•	the effects of recent changes to the structure of our sales organization;
•	the estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices; and
•	the future trading prices of our common stock.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

We discuss many of these risks in greater detail in “Risk Factors.” Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K. Unless required by federal securities laws, we do not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statements are made. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

PART I

Item 1. Business.

Overview

Our mission is to provide large organizations and cloud service providers with an enterprise cloud platform that offers public cloud capabilities inside their own data centers and that can also connect to public cloud services.

Our highly-differentiated and extensible enterprise cloud platform combines data management software, web services and a range of all-flash and hybrid storage systems. Our enterprise cloud platform not only delivers many of the benefits of public cloud infrastructure, but also gives organizations the control and functionality they need to run both enterprise and cloud-native application in their own private cloud.

Enterprise cloud technology provides customers with the flexibility to easily scale workloads up and down, automation and resource pooling.  Our customers use our enterprise cloud platform for a variety of workloads and use cases, including virtualized desktop infrastructure, or VDI, development and test environments, or DevOps, which are sometimes referred to as Continuous Integration Continuous Delivery, or CI/CD, and other virtualized workloads, including virtualized servers, databases, and mixed workloads. Organizations use our platform to build agile development environments, run mission-critical enterprise applications and connect with public cloud services. We enable users to guarantee the performance of their organization’s applications, automate common IT tasks to reduce operating expenses, troubleshoot across compute, storage and network, predict their organization’s needs to scale, and provide needed elasticity on demand. Our platform enables organizations to easily scale to support tens of thousands of virtual machines on a single system across multiple hypervisors and containers and to connect to public cloud environments.

Our solution helps our customers optimize infrastructure by significantly simplifying deployment and operations, which can lead to substantial reductions in capital expenditures and operating expenses. We sell many of our software products separately from our core enterprise cloud platform solution, enabling our customers to tailor their infrastructure to their specific needs.

We have historically generated revenue from the sale of our products and related support and maintenance offerings. Our product revenue, which is generally recognized upon shipment, is derived from sales of our all-flash and hybrid storage systems and stand-alone software licenses for use in connection with our systems. While purchasing support is not mandatory, substantially all products shipped have been purchased together with a support contract, which includes software patches, bug fixes, updates, upgrades, hardware repair and replacement parts, and technical support. Support and maintenance revenue is recognized over the term of the support contracts. To date, substantially all of our customers have either renewed their support and maintenance subscriptions or have purchased new support and maintenance subscriptions together with replacement products. The average length of our support and maintenance contracts is approximately two years.

Revenue increased from $86.0 million in fiscal 2016 to $125.1 million in fiscal 2017, and to $125.9 million in fiscal 2018, representing year-over-year growth of 45% and 1%, respectively. Revenue increased $14.8 million in the first half of fiscal 2018 compared to the first half of fiscal 2017, which was offset by a $14.0 million decrease in revenue in the second half of fiscal 2018 compared to the second half of fiscal 2017. Our net loss was $101.0 million, $105.8 million, and $157.7 million in fiscal 2016, 2017, and 2018, respectively. Total assets decreased from $158.1 million as of the end of fiscal 2016 to $104.9 million as of the end of fiscal 2017, and to $76.2 million as of the end of fiscal 2018, representing year-over-year change of 34% and 27%, respectively.

In December 2017, we announced that we were in the process of considering strategic options to deliver value to our stockholders and had retained investment bank advisors to assist us in this process.

In March 2018, our board of directors, or the Board, approved a restructuring and reduction in force plan of approximately 20% of our global workforce. We expect to substantially complete the restructuring in our first quarter of fiscal 2019, which ended on April 30, 2018.

In March 2018, we announced that the Board had named Tom Barton as Chief Executive Officer and as a member of the Board, and his appointment became effective on April 2, 2018. Ken Klein transitioned from his role as our Chief Executive Officer and as a member of the Board in connection with Tom Barton joining the Company.

On May 15, 2018, we appointed Tom Barton as interim Chief Financial Officer, in addition to his existing roles with the Company.

Our Products and Technologies

Tintri Enterprise Cloud Platform

The Tintri enterprise cloud platform consists of our proprietary Tintri CONNECT architecture, Tintri software and Tintri storage systems. Customers combine the Tintri platform with their choice of server, network hardware and virtualization or cloud infrastructure software to build enterprise clouds within their own data centers and support other virtualized workloads.

Tintri CONNECT Architecture

Tintri CONNECT is a proprietary software architecture purpose-built for virtualized and cloud applications. The Tintri CONNECT architecture powers our complete range of Tintri systems and is the platform on which we offer a diverse set of Tintri software solutions. Specifically, Tintri CONNECT architecture uses the virtual machine or the container as the basis for all storage services down to the lowest levels of the hardware. This allows for all storage actions and analytics to operate at the VM and container level, including quality of service, or QoS, replication, cloning, snapshots and other key policies. Each Tintri array appears as a single pool of storage called a datastore, rather than as a collection of LUNs and volumes. Even our largest capacity array appears as a single large datastore to virtualization and cloud management tools, and can support multiple concurrent virtualization or cloud environments without partitioning. Through its VM and container level visibility, the Tintri platform can greatly simplify the interaction between the virtualized infrastructure, the applications running on that infrastructure, and the underlying storage serving that infrastructure.

Tintri Software

Tintri OS

Tintri OS, through its VM-level visibility capabilities, can greatly simplify the interaction between the virtualized infrastructure and the VM running on top of it, and the underlying storage serving that infrastructure. Rather than aggregating virtualized applications with various QoS requirements into a shared LUN, Tintri OS can assign each application its own I/O lane using algorithms and eliminate the competition between virtualized applications for resources. A storage administrator can also set minimum and maximum thresholds at the virtualized-application level to define specific QoS levels. Tintri OS incorporates a number of data protection and high availability features, including protection against double-drive failures, failed drive rebuild even under data read-error scenarios and real-time error correction.

Tintri Global Center

Tintri Global Center is an intelligent data and system management product that assists administrators in policing their infrastructure, simplifying capacity planning, visualizing resource utilization, reducing bottlenecks in the IT network outside of the storage system, and simplifying policy management and enforcement.

VM Scale-out

Tintri Global Center Advanced product adds our VM Scale-out software which creates resource pools of Tintri storage systems and intelligently optimizes the location of every application across those pools.

Tintri Analytics: Predictive Analytics

In addition to our real-time and historical analytics capabilities, which are integrated into the Tintri CONNECT architecture and available to all customers on-premises, we also offer predictive analytics that uses in-

memory big data technologies, such as ElasticSearch, to help customers model their current and future storage requirements.

ReplicateVM: Replication for Data Protection and Disaster Recovery

We offer support for array-level replication, including asynchronous and synchronous modes. Asynchronous replication supports one-to-one, many-to-one and one-to-many with recovery point objectives, or RPO, as low as 15 minutes. Synchronous replication offers zero RPO. Traditional replication operates at the LUN level, leading to “hitchhikers,” which are VMs that are unintentionally replicated because they share a LUN with an application that is targeted for replication, wasting overall storage capacity. ReplicateVM allows our customers to replicate only the intended VMs. ReplicateVM also allows each VM to have a unique replication policy, and customers can set standard policies for VMs that are preserved even when they migrate between VMstores. In addition, by operating at the VM level and offering compression and deduplication of data, ReplicateVM reduces WAN bandwidth and other data transfer requirements.

SyncVM: Copy Data Management

We allow the flexible use of fast and storage-efficient VM snapshots. Storage administration teams can recover point-in-time snapshots of individual VMs and rapidly restore files based on those snapshots. Application development teams can update multiple child-clones of applications from a master application image, reducing time required to set up a new application environment. We also offer advanced snapshot management for copy data management, allowing flexible point-in-time recovery for applications, file level restore from snaps and update of child applications from a master application snapshot for testing and development, or test/dev, and DevOps use cases.

SecureVM: Encryption of data-at-rest

We offer built-in encryption for data-at-rest, and support manual key rotation and SafeNet enterprise key management (a separate product sold by a third-party vendor). With SecureVM, the encryption key can be rotated by the customer, assuring that data on physical drives is unrecoverable if a key or physical drive is compromised. This capability allows many of our customers in finance, health care, government and other industries to meet data protection and regulatory requirements.

Tintri Cloud Connector

Tintri Cloud Connector allows customers to use either public cloud storage such as Amazon S3 or an on-premises object storage such as IBM Cloud Object Storage (formerly CleverSafe) for storing snapshots to extend retention periods and provide another tier of data protection and locality.

Tintri Software Suite

This suite includes Tintri Global Center Advanced (delivering Tintri VM Scale-out software), ReplicateVM, SyncVM, SecureVM, Tintri Cloud Connector, plus all the tool kits and plug-ins to a diverse set of third-party ecosystems including VMware, Microsoft, RedHat and OpenStack. It also includes Tintri API support for PowerShell, Python and REST API.

Tintri Ecosystem

Our ecosystem partners and integration points extend the value of the Tintri platform for our customers, and include:

•

VMware. Our products include support for vSphere, Horizon with View, PowerCLI, vRealize Orchestrator, vRealize Operations, vRealize Automation, vCloud Director and vSphere Integrated Containers, and deep integration with many other VMware solutions;

•

Microsoft. Our products include support for Hyper-V, System Center Virtual Machine Manager (SCVMM), System Center Operations Manager (SCOM), PowerShell, Microsoft Applications (Exchange, SQL Server, SharePoint, etc.) and Server Message Block 3 (SMB3);

•	Red Hat. Our products include support for Red Hat OpenStack and Red Hat Virtualization;
•	Citrix. Our products include support for XenDesktop, Unidesk and XenServer;
•	Cisco. Our products include support for UCS Director; and
•	OpenStack. Our products include support for commercial OpenStack distributions as well as open-source OpenStack beginning with the “Liberty” release.

Other ecosystem partners include Brocade, Cohesity, Commvault, Docker, IBM, Mirantis, Rubrik, and Veeam. Scripting support includes PowerShell, PowerCLI, Python SDK and APIs.

Tintri Storage Systems

We market a range of enterprise-grade storage systems, including our Tintri EC6000 all-flash systems, our T800 hybrid-flash systems, and our T1000 all-flash system.

Our Customers

Our customers include leading enterprises across a broad range of industry segments, including education, financial services and insurance, healthcare, manufacturing and automotive technology, as well as cloud service providers (CSPs). As of January 31, 2018, our customer base consisted of more than 1,500 customers, including 7 of the top 15 Fortune 100 companies and 21 of the Fortune 100 companies.

Customer Use Cases

Our customers use our enterprise cloud platform for a variety of workloads and use cases.

Enterprise Cloud.  Tintri’s architecture and RESTful APIs allow for tight integration into a customer’s broader enterprise cloud ecosystem—including hypervisor, compute, network, cloud management software and even public cloud (via Tintri Cloud Connector).  For customers, Tintri serves as a foundational element used to realize the potential of enterprise cloud agility and scale.

Virtualized Desktop Infrastructure (VDI). Since the Tintri OS uses VMs and containers as units of management, Tintri is able to isolate each virtual desktop in its own “lane”. That prevents conflict over resources and eliminates latency associated with boot storms and anti-virus scans (typical of conventional storage). Tintri’s density also allows organizations to manage up to 7,500 virtual desktops in just two rack units, using less power, cooling and other resources than other solutions.

Virtualized Servers and Databases. Tintri auto-quality of service, or QoS, capabilities allow customers to ensure that servers and databases receive the resources they need for predictable performance. And Tintri Analytics makes it possible for customers to identify the root cause of performance issues in real-time, across storage, compute and network. Predictive analytics allow customers to model the impact and resource requirements of adding server and database virtual machines to their environment.

DevOps. In most DevOps workloads, there is pressure to speed development cycles. Tintri’s RESTful APIs allow for integration into the broader DevOps stack, and automation makes it possible to spin up and tear down test environments comprised of thousands of virtual machines in minutes. This allows DevOps organizations to enable continuous testing and delivery, shortening development cycles.

Customer Support

We offer product support for all of our customers, including those customers who purchase our products through our channel partners. Customers may choose to purchase support plan upgrades, which provide them with accelerated shipment and installation of replacement parts. We also provide proactive support services that alert customers to potential product failures before they occur. Our support and services contracts are offered for periods of one to five years. We subcontract with third-party service providers to provide onsite hardware repair and replacement for our customers.

Sales and Marketing

Sales. We sell our products predominantly through joint sales efforts made in conjunction with our channel partners. Our sales organization is responsible for large-account acquisition and overall market development, which includes managing our relationships with our channel partners, working with our channel partners in acquiring and supporting customers, and acting as the liaison between our customers and our marketing and product development teams.

As of January 31, 2018, we had direct sales teams located in nine countries. Our sales representatives typically become increasingly productive over several quarters as they are trained and learn to sell our products.

Our sales organization is supported by sales enablement engineers, specialist system architects and technical marketing personnel. These personnel have deep technical expertise and responsibility for pre-sales technical support, solutions engineering for our customers and technical training for our channel partners.

Distribution Channel Partners. We work with channel partners who help us market and sell our products to customers. This joint sales approach provides us with the benefit of direct relationships with substantially all of our customers and expands our reach through the relationships of our channel partners. Our channel partners are further supported by our distributors, who work together on a non-exclusive basis to market our products, identify and close sales opportunities, and provide pre-sales and post-sales services to our customers.

As of January 31, 2018, we had 447 channel partners. This distributed partner community includes both national and regional partners in the Americas and partners in EMEA, Japan and APAC. To promote channel productivity, we operate a formal accreditation program for the sales and technical professionals of our channel partners. Our channel partners include Ahead, Arrow, Avnet, CarahSoft, CDW, Champion, Fujitsu, Nuvias, Promark and SHI.

Approximately 90% of our revenue in fiscal 2018 was derived from sales to our channel partners.  One of our channel partners represented 26% of our revenue in fiscal 2018. Approximately 89% and 85% of our revenue in fiscal 2016 and 2017, respectively was derived from sales to our channel partners, and no single channel partner represented more than 10% of our revenue in fiscal 2016 and 2017.

Marketing. Our marketing is focused on building our brand reputation and market awareness, communicating product and service advantages, driving customer demand and generating leads for our sales force and channel partners. Our marketing team designs and implements a wide range of activities and initiatives, including social media, digital marketing, community events, partner co-marketing and integrated marketing campaigns. In addition, we manage “Tintricity Hub,” an online community of customers that share best practices, trade ideas and provide referrals. Over 50% of our advocates are active in any given month. As of January 31, 2018, there were more than 1,600 Tintricity Hub members from approximately 750 companies.

Technology Partners

As a storage and data management platform company, we work with a rich ecosystem of technology partners to deliver world-class solutions to our mutual customers. Our technology partners include software and infrastructure partners such as Brocade, Cisco, Citrix, Cohesity, Commvault, Docker, IBM, Microsoft, Mirantis, OpenStack, Red Hat, Rubrik, Veeam, and VMware. In addition, we work closely with our technology partners through co-marketing and lead-generation activities in an effort to broaden our marketing reach. We also sell our solutions under an original equipment manufacturer arrangement with Fujitsu, who distributes our solutions on a non-exclusive basis in Japan.

We have and expect to continue to work closely with many of our technology partners through joint marketing and demand generation activities in an effort to broaden our marketing reach and help us win new and retain existing customers. We also jointly validate solutions, often with the expert help of our channel partners, to deliver qualified complete solutions to our customers.

Research and Development

Our research and development efforts are focused primarily on improving existing products and developing new products. Our products integrate both software and hardware innovations, and accordingly, our research and development teams employ both software and hardware engineers in the design, development, testing, certification and support of our products. As of January 31, 2018, and before giving effect to the restructuring plan that we announced in March 2018, we employed 139 software and hardware engineers with expertise in storage and IT infrastructure. A majority of our research and development team members are based in Mountain View, California. We also design, and certify our products to ensure interoperability with a variety of third-party software, hypervisor and networking components.

We believe that innovation and timely development of new features and products is essential to meeting the needs of our customers and improving our competitive position. We plan to dedicate significant resources to our continued research and development efforts.

Manufacturing

We contract with an offshore subsidiary of Flex to manufacture all of our storage products. Flex purchases components from our approved list of suppliers and builds our hardware appliances according to our specifications. The outsourcing of our hardware manufacturing extends from prototypes to full production and includes activities such as material procurement, software implementation and final assembly and testing. Once the completed products are manufactured and tested, Flex arranges the shipment of our products directly to our customers.

Our contract manufacturer generally manages the procurement of the components and parts used in our products. We also engage in direct sourcing of certain strategic components. While our preference is to select components and materials that are available from multiple sources, we utilize a number of components that are available from only one source. Generally, neither we nor our contract manufacturer have written agreements with these sole-source component providers to guarantee the supply of the key components used in our hardware products. We generally do not have long-term supply commitments from our suppliers. We generally order our components on a “build to order” basis, and do not maintain any significant inventory of the components used in our products. However, we regularly monitor the supply of components and the availability of qualified and approved alternative sources. We provide nine-month forecasts to Flex (the first three months of which are binding) so that they can purchase key components in advance of their anticipated use, with the objective of maintaining an adequate supply of those components.

Except for the binding portion of forecasts mentioned above, our manufacturing services agreement with Flex does not provide for any specific volume purchase commitments and orders are placed on a purchase order basis. We work closely with Flex to meet our product delivery requirements and to manage the manufacturing process and quality control.

Our agreement with Flex is terminable at any time by us with 90 days’ notice or by Flex with 120 days’ notice and Flex has no obligation to provide services transitioning our manufacturing processes to another manufacturer. Although the contract manufacturing services required to manufacture and assemble our products may be readily available from a number of established manufacturers, it is time consuming and costly to qualify and implement contract manufacturer relationships. As a result, if Flex or our sole-source component suppliers suffer an interruption in their businesses, or experience delays, disruptions or quality control problems in their manufacturing operations, or we have to change or add additional contract manufacturers or suppliers of our sole-sourced components, our ability to ship our products to our customers could be delayed, and our business, operating results and financial condition could be adversely affected.

Competition

We operate in the intensely competitive IT infrastructure market that is characterized by constant change and innovation. Changes in application requirements, IT infrastructure trends and the broader technology landscape result in evolving customer requirements for architecture, performance, manageability and scalability, and organizations may require new features from enterprise cloud platforms and storage systems. Our main competitors fall into two categories:

•

large IT infrastructure vendors consisting primarily of Dell EMC and NetApp, and also Hitachi Data Systems, HP Enterprise, IBM and VMware who each offer a broad range of storage systems targeting various use cases and end markets; and

•

smaller specialized IT infrastructure companies, including companies that offer solutions powered entirely or partially by flash memory technology, such as Nimble Storage, a Hewlett Packard Enterprise company, Nutanix and Pure Storage.

As our market grows, we expect that the market will attract new startups and more highly specialized vendors, as well as larger vendors that may continue to acquire or bundle their products more effectively.

We believe the principal competitive factors in the storage market are as follows:

•	product features, enhancements and capabilities, including ease of use, performance, manageability, reliability and ability to store and process physical and/or virtualized workloads;
•	business impact, including application time to market and rapid scalability;
•	product economics and value to customer, including cost of acquisition (capital expenses) and ongoing management and maintenance costs (operating expenses);
•	customer experience, from marketing and pre-sales through sales engagement, purchase and shipment, support and customer community;
•	product interoperability with broader third-party ecosystem, including hypervisor, cloud and networking vendors; and
•	global sales and distribution capability.

We believe we compete favorably with our competitors on the basis of these factors. Our competitive strengths include the simplicity and performance of our advanced stand-alone software products packaged within enterprise-grade hardware, which leads to operating efficiencies and an improved customer experience; our high-quality, referenceable customer base; and our open architecture and ecosystem integration, which provides greater flexibility to operate a variety of storage platforms, form factors and hypervisors.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To establish and protect our technology, intellectual property and proprietary rights, we rely on a combination of intellectual property rights, including patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions.

As of January 31, 2018, we had eleven issued patents and 56 pending patent applications in the United States and internationally. Our issued patents have expiration dates ranging from 2030 to 2035.

We generally control access to and use of our proprietary hardware, software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by U.S. and international copyright laws.

The steps we have taken to protect our core technology, intellectual property and intellectual property rights may not be adequate. Any of our issued patents or trademarks or other intellectual property rights may be challenged, invalidated or circumvented, and we may not be able to prevent third parties from infringing them. Despite our efforts to protect our trade secrets and other technology and intellectual property through intellectual property rights, licenses, and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our technology and intellectual property, including our software. In addition, we intend to expand our international operations, and effective patent, copyright, trademark, and trade secret protection may not be available or may be limited in foreign countries.

The IT infrastructure industry is characterized by the existence of a large number of patents, trademarks, copyrights and other intellectual property rights, and by frequent litigation based on allegations of infringement or other misappropriation of intellectual property rights. From time to time, third parties, including our competitors and non-practicing entities, have claimed and may in the future claim that our products or technologies may infringe their intellectual property rights and may assert patent, copyright, trade secret and other claims based on intellectual property rights against us and our customers, suppliers and channel partners. We cannot assure you that our products, services or business do not infringe or misappropriate such rights of such third-party claimants. Although we generally attempt to limit our liability to indemnify third parties against intellectual property infringement claims, we are party to a number of agreements pursuant to which we are obligated to indemnify certain third parties. We expect that intellectual property rights infringement or misappropriation claims may increase as the number of products and competitors in our market increase. In addition, to the extent that we gain greater visibility and market exposure as a public company, we face a higher risk of being the subject of intellectual property rights infringement or misappropriation claims from third parties. Any third-party intellectual property rights claims against us could significantly increase our expenses and could have a significant and negative impact on our business, operating results and financial condition. See “Risk Factors” for additional information.

Employees

We believe that the expertise of our people and our corporate culture are important to our success as a technology leader. As of January 31, 2018, we had 445 employees in the United States and internationally, of which 277 employees were based in our corporate headquarters in Mountain View, California. None of our employees are represented by a labor organization or are a party to any collective bargaining agreement. We consider our relationship with our employees to be good.

In March 2018, the Board approved a restructuring and reduction in force plan of approximately 20% of our global workforce. We expect to substantially complete the restructuring in our first quarter of fiscal 2019, which ended on April 30, 2018. We believe that further such reductions are likely to be required in the near term dependent on developments in our financial condition.

Backlog

Our typical fulfillment time on an order is approximately three days, and consequently we do not have a meaningful backlog at any point in time.

We typically accept and ship orders within a short time frame. In general, customers may cancel or reschedule orders without penalty, and delivery schedules requested by customers in their purchase orders vary based upon each customer’s particular needs. As a result, we do not believe that our backlog at any particular time is a reliable indicator of future revenue.

Seasonality

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

Corporate Information

We were incorporated in Delaware in June 2008. Our principal executive offices are located at 303 Ravendale Drive, Mountain View, California 94043. Our telephone number at that location is (650) 810-8200. Our website address is www.tintri.com. Information on our website is not part of this report and should not be relied upon in determining whether to make an investment decision.

The Tintri design logo and the marks “Tintri,” “VMstore,” “Tintri OS,” “Tintri Global Center,” “ReplicateVM,” “SecureVM,” “SyncVM” and “VM Scale-out” are the property of Tintri. This Annual Report on Form 10-K contains additional trade names, trademarks and service marks of other companies. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, these other companies.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as

amended (the Exchange Act), are filed with the Securities and Exchange Commission (the SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at ir.tintri.com as soon as reasonably practicable after they have been electronically filed with, or furnished to, the SEC.

You may obtain copies of this information by mail from the Public Reference Section of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, at prescribed rates. You may obtain information on the operation of the public reference rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov.

The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Financial Condition

We have limited working capital and a history of losses that raise substantial doubts as to whether we will be able to continue as a going concern.

We have prepared our consolidated financial statements and the entirety of this Annual Report on Form 10-K on the basis that we would continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, we have incurred losses in each fiscal year since our inception and there is substantial doubt about our ability to continue as a going concern.  The Report of Independent Registered Public Accounting Firm issued by KPMG LLP, or KPMG, with respect to the accompanying financial statements includes an explanatory note concerning our ability to continue as a going concern.  We do not currently have any borrowing capacity available under our credit facility with TriplePoint Capital LLC, or TriplePoint, or our revolving line of credit with Silicon Valley Bank, or SVB. If we are unable to generate positive cash flows from operations or if we have insufficient liquidity to meet our obligations, we may have to seek additional capital, restructure or refinance our indebtedness, undertake additional restructuring plans, reduce or delay capital expenditures, file for bankruptcy protection, wind down our or sell our business or sell certain of our assets or operations.

We need to raise additional financing to continue our operations and to remain in compliance with financial covenants under our credit facilities.

Since the amendment to the terms of our credit agreements with our lenders, we have revised our forecasts of our cash flows and liquidity position for forward periods, casting additional doubt around our ability to meet our debt covenants. There can be no assurance that our lenders will not seek to demand immediate payment of amounts due under the relevant agreements as a result of the revisions to our forecasts. Based on our current forecasts, we will likely fail to satisfy the minimum liquidity covenants of our credit facilities as early as the end of May 2018, which would constitute an event of default under those facilities and enable our lenders to demand immediate payment of all amounts due under those facilities. Therefore, we will need to raise additional debt or equity financing in the immediate term in order to continue our operations and to remain in compliance with the financial covenants under our credit facilities or to obtain relief from our lenders.  Our inability to satisfy the minimum liquidity covenants of our credit facilities would constitute an event of default under those facilities and enable our lenders to demand immediate payment of all amounts due under those facilities.  We do not currently have the ability to repay these amounts. Further, regardless of whether these amounts become immediately due and payable, we likely do not have sufficient liquidity to continue our operations beyond June 30, 2018.

Our management team’s efforts to secure additional financing may divert their attention from our day-to-day activities, which may adversely affect our ability to sell and market our products or to develop new and enhanced solutions. Our existing and any future debt holders would have rights senior to common stockholders to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our stockholders bear the risk of any future securities offerings by us reducing the market price of our common stock and diluting their interest.  In the meantime, the prospect that we may have to cease or significantly curtail our operations will adversely impact our sales, operations, ability to retain employees and other aspects of our business. We are currently actively seeking additional sources of financing and considering various alternatives for the company including the potential sale of the company, but cannot assure you that we will be able to obtain such financing on acceptable terms, if at all, or sell the company at a price that will provide any meaningful proceeds to our stockholders, if at all.  If we cannot raise additional financing we will need to reduce or curtail our operations and may need to wind down the company, potentially through bankruptcy.  In the event of a bankruptcy, common stockholders are unlikely to receive any recovery of their interest in the company.

We will likely not be able to generate sufficient cash to service our indebtedness.

Our ability to make scheduled payments or to refinance our debt obligations to TriplePoint and SVB depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to certain financial and business factors, as well as prevailing economic and competitive conditions, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, interest, and other fees on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may have to seek additional capital, restructure or refinance our indebtedness, undertake additional restructuring plans, reduce or delay capital expenditures, file for bankruptcy protection, wind down our business, or sell our business or our certain of our assets or operations. We cannot assure you which course or courses we will pursue, whether we will be able to take certain of these actions, or whether these actions will enable us to meet our scheduled debt service obligations. In addition, in the event of our breach of revolving line of credit with SVB or our credit facility with TriplePoint, we may be required to repay any outstanding amounts earlier than anticipated, and the lenders may foreclose on their security interest in our assets. Any failure to satisfy our commitments under our indebtedness could cause our business, operating results and financial condition to be materially adversely affected.

We have a history of losses and may not be able to achieve or maintain profitability.

We have incurred losses in all fiscal years since our inception, and we expect that we will continue to incur net losses for the foreseeable future. We experienced net losses of $101.0 million, $105.8 million, and $157.7 million in fiscal 2016, 2017, and 2018, respectively. As of January 31, 2018, we had an accumulated deficit of $476.6 million. While currently uncertain, if we were to continue to grow, it is possible our operating expenses could increase over time, particularly in the medium to long term, for example in the event we were to hire additional employees, develop our technology and enhance our product and service offerings, expand our sales and marketing teams, make investments in our distribution channels and expand our operations. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset higher expenses, or at all. Revenue growth is likely to continue to slow or may decline for a number of possible reasons, including slowing demand for our products or services, concerns of existing and potential customers and suppliers regarding our financial condition, increasing competition, a decrease in the growth of our overall market or a failure to capitalize on growth opportunities. Furthermore, it is likely we will be unable to generate or obtain sufficient cash from operations or other sources to adequately fund our business plan, which would negatively impact our revenue levels. As a result, and because of the numerous risks and uncertainties facing us, it is difficult to predict the extent of any future losses or the time required to achieve profitability, if at all. Any failure to become and remain profitable may require us to undertake a review of the potential business alternatives discussed above.

We have incurred indebtedness, which could adversely affect our ability to adjust our business to respond to competitive pressures and to obtain sufficient funds to satisfy our future research and development needs, to protect and enforce our intellectual property and to meet other needs.

We have entered into a revolving line of credit with Silicon Valley Bank, or SVB, and a $50.0 million credit facility with TriplePoint Capital LLC, or TriplePoint. These facilities are secured by substantially all of our assets and intellectual property rights. As of January 31, 2018, we had $19.0 million of principal indebtedness outstanding under the SVB line of credit and $50.0 million under the TriplePoint credit facility. These facilities contain various covenants and specify various events of default, including a “cross default” provision that provides that, if there is an event of default that has not been cured or waived within any applicable grace period under one lender’s debt facility, there is an event of default under the other lender’s debt facility, upon which, at each lender’s option, all amounts outstanding under each lender’s applicable facility would become immediately due and payable and further advances under the facility would not be available to us.

In April 2018, we entered into agreements with each of SVB and TriplePoint to amend the terms of our credit agreements with these lenders. After giving effect to this amendment with SVB, our agreement with SVB allows us to borrow, through May 2, 2019, up to $12.5 million dependent upon our qualifying monthly accounts receivables balances. Our revolving line of credit with SVB contains certain financial covenants, including a covenant that we achieve total revenues of at least $20.5 million, $23.4 million, $26.3 million and $29.4 million for our fiscal quarters ending April 30, 2018, July 31, 2018, October 31, 2018 and January 31, 2019, respectively, and a covenant that we maintain a minimum level of cash and availability under the SVB line of credit of at least $15.0 million through July 31, 2018 and at least $10.0 million thereafter. After giving effect to this amendment with TriplePoint, $50.0 million of borrowings under the TriplePoint credit facility will become due in August 2019. However, we may extend the maturity date of $25.0 million of such indebtedness to February 2021, subject to certain conditions, including us making equal monthly amortizing payments of principal and interest through the extended maturity date.

If we were to fail to comply with any of the financial or other covenants contained in our agreements with SVB or TriplePoint and either lender chose to declare an event of default, the debt outstanding under the relevant agreements would become immediately due and payable. We do not at present, and may not in the future, have sufficient liquidity to repay amounts outstanding under its debt facilities should they become immediately due and payable. Moreover, any required repayment of our existing indebtedness as a result of an event of default would reduce our cash on hand such that we would not have those funds available for use in our business, which could have a material adverse effect on our business, operating results and financial condition. Based on our assessment, it is probable that we will be unable to comply with our financial covenants through May 17, 2019, and we will likely fail to comply with our minimum liquidity covenants as early as May 31, 2018. Although we are seeking to raise additional debt or equity financing in order to remain in compliance with the financial covenants under our credit facilities, we may be unable to do so. As a result, we are currently undertaking a review of the potential business alternatives in addition to seeking additional capital, which may include restructuring or refinancing our indebtedness, undertaking additional restructuring plans, reducing or delaying capital expenditures, filing for bankruptcy protection, winding down our business, or selling our business or certain of our assets or operations.

In March 2018, we entered into a Waiver and Tenth Amendment to Loan and Security Agreement, or the Tenth Amendment, with SVB, pursuant to which the parties agreed to certain amendments and modifications to our line of credit with SVB. The Tenth Amendment provides that the interest rate on amounts outstanding under the revolving line of credit with SVB shall be equal to the prime rate plus 1.85% per annum through March 31, 2018, after which the interest rate returns to the prime rate plus 0.35% when we are borrowing base eligible and the prime rate plus 1.75% at all other times, and for the waiver by SVB with respect to certain prior breaches of financial covenants and related defaults, in each case subject to the terms and conditions set forth in the Tenth Amendment.

In May 2017, we entered into a Note Purchase Agreement with certain of our preferred stockholders pursuant to which such stockholders agreed to purchase from us, at our election, one or more subordinated convertible promissory notes, or Notes, having an aggregate maximum principal amount of $25.0 million. In June 2017, we entered into an amendment to the Note Purchase Agreement. As of January 31, 2018, no Notes were issued and sold under the Note Purchase Agreement. In February and March 2018, we issued an aggregate of $25.0 million of convertible promissory notes under the Note Purchase Agreement. The notes bear interest at the rate of 8% per annum and mature in August 2019.

We have a limited operating history, which makes our future operating results difficult to predict and exposes our business to a number of risks and uncertainties.

We were founded in June 2008 and began selling our solution and generating revenue in 2011. We have a limited operating history in an industry characterized by rapid technological change, changing customer needs, intense competition, evolving industry standards and frequent introductions of new products and services. Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. All of these factors, as well as the other risks described in this Annual Report on Form 10-K, make our future operating results difficult to predict, which may impair our ability to manage our business and reduce your ability to assess our prospects.

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

Our historic revenue growth rates may not be indicative of our future performance and have declined significantly in recent periods.

We experienced significant growth in prior periods. Revenue increased from $86.0 million in fiscal 2016 to $125.1 million in fiscal 2017, representing period-over-period growth of 45%. Revenue increased from $125.1 million in fiscal 2017 to $125.9 million in fiscal 2018, representing period-over-period growth of 1% and a significant reduction in our growth-rate compared to prior periods. Revenue increased $14.8 million in the first half of fiscal 2018 compared to the first half of fiscal 2017, which was offset by a $14.0 million decrease in revenue in the second half of fiscal 2018 compared to the second half of fiscal 2017. If we are able to achieve greater revenue scale, we may not be able to maintain revenue growth rates consistent with historical growth rates. You should not rely on our revenue for any prior quarterly or annual periods as any indication of our revenue or revenue growth for any future period.

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

Our operating results may fluctuate on a quarterly basis due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. If our revenue or operating results in any particular period fall below investor expectations, the price of our common stock would likely decline. Factors that are difficult to predict and that could cause our quarterly operating results to fluctuate include:

•	the timing and magnitude of orders and shipments of our products in any quarter;
•	our ability to attract new and retain existing customers;
•	our ability to increase and maintain sales coverage and effectiveness, including to retain and attract sales, marketing, engineering and other employees;
•	changes in our executive management team, sales organization and other business units;
•	the impact of recent changes in our executive management team and restructuring actions on our business;
•	our ability to comply with the financial covenants and other terms contained in our credit agreements;
•	our ability to sell additional products to our existing customers;
•	disruptions in our sales channels or termination of our relationship with important distributors, channel partners, OEMs, contract manufacturers and suppliers;
•	our seasonal sales cycles;
•	reductions in customers’ budgets for information technology purchases;

•	fluctuations in demand for our solution;
•	the mix of solutions sold and the mix between product revenue and support and maintenance revenue;
•	the timing of introductions of plans of new products and our ability to manufacture and sell new products;
•	the amount and timing of expenses to grow our business;
•	the timing of revenue recognition for our sales;
•	regulatory, tax, accounting and other changes in requirements or policies applicable to us;
•	volatility in our share price, which may lead to higher stock-based compensation expense; and
•	general socioeconomic and political conditions in the countries where we operate or where our solution is sold or used.

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

Risks Related to Our Business

Our growth depends in part on our ability to attract new customers and sell additional solutions and renewals to existing customers.

Our future success depends in part on our ability to increase sales of our solution to new customers domestically and internationally, as well as to increase sales of additional solutions and renewals to our existing customers. The rate at which new and existing customers purchase solutions depends on a number of factors, including customers’ perceived need for enterprise cloud infrastructure solutions, general economic conditions, our ability to compete effectively with our competitors, spending levels on IT infrastructure solutions and other factors outside of our control. We may also be forced to engage in sophisticated and costly sales efforts, which may not result in additional sales.

Furthermore, the rate at which our customers purchase enterprise cloud infrastructure solutions may be impacted by customers’ concerns about the ongoing viability of our business. Following our IPO during fiscal 2018, we observed that some customers reduced or delayed purchases of our systems due to concerns about our financial condition and prospects.

The Report of Independent Registered Public Accounting Firm issued by KPMG with respect to the accompanying financial statements includes an explanatory note concerning our ability to continue as a going concern, which we believe could create further concerns among our customers and suppliers and potential customers or suppliers concerning our financial condition and prospects, and could impact future order rates and levels.

We provide our support services under limited term contracts, which range from one to five years. Our customer renewal rate may decline or fluctuate as a result of a number of factors, including our customers’ level of satisfaction with our solution, our customer support and increased competition and the pricing of our, or competing, services. Even if our customers choose to renew their support contracts, they may renew for shorter contract periods or on other terms that are less beneficial to us. We have limited historical data with respect to rates of customer renewals, so we may not accurately predict future renewal trends.

We cannot ensure that our customers will purchase our solution or will renew their support contracts, and their failure to make such purchases or renewals may adversely affect our business, operating results and financial condition.

We face intense competition from numerous established companies and new entrants.

We face intense competition from numerous established companies that sell competitive enterprise cloud infrastructure systems or storage solutions. These competitors include large system vendors, consisting primarily of Dell EMC and NetApp, and also Hitachi Data Systems, HP Enterprise, IBM and VMware, which each offer a broad range of data center systems targeting various use cases and end markets. We also face competition from other companies, including companies that offer solutions powered entirely or partially by flash memory technology, such as Nimble Storage, a Hewlett Packard Enterprise company, Nutanix and Pure Storage. These competitors, as well as other potential competitors, when compared to us may have:

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

If the enterprise cloud market does not evolve as we anticipate or our target customers do not adopt our solution or lose confidence in our company, we may not be able to compete effectively, and our ability to generate revenue will suffer.

We compete in the new enterprise cloud category with our Tintri VMstore solutions, and the market for enterprise cloud solutions is still in an early stage. Our success depends upon our ability to provide enterprise cloud infrastructure solutions that address the needs of customers more effectively and economically than those of other competitors or existing technologies. Many of our target customers have never purchased enterprise cloud infrastructure solutions and may not have the desire or available budget to invest in new technologies such as ours or the confidence in our financial conditions and prospects to make investments in our products, particularly large or long-term investments.  Following our initial public offering, or IPO, during fiscal 2018, we observed that some customers reduced or delayed purchases of our systems due to concerns about our financial condition and prospects. Market awareness of our value proposition will be essential to our growth and our success, particularly for the enterprise and CSP markets. It is difficult to predict with any precision customer adoption rates, customer demand for our solution or the future growth rate and size of our market.

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

We have recently undertaken substantial reductions in our workforce, which may significantly affect our ability to retain our remaining employees or to attract new employees. See “Our recent restructuring actions could adversely affect sales or products and services and other business operations” below.

Volatility or declines in our stock price may also affect our ability to attract and retain key employees. Also, many of our employees have become, or will soon become, vested in a substantial amount of equity awards which may, in some cases, equate to a substantial amount of personal wealth. In addition, certain of our employees hold options to purchase shares of our common stock with exercise prices in excess of recent trading price of our common stock on the Nasdaq Stock Market, which may lessen the incentive these stock options represent for these employees to remain in our employment. These circumstances may make it more difficult for us to retain and motivate these employees. Conversely, recent declines in the trading price of our common stock on the Nasdaq Stock Market could reduce, or be perceived by employees to reduce, the value of their outstanding equity awards, which could affect their decision about whether or not they continue to work for us. We have experienced some of these effects since the completion of our IPO, in July 2017, and may continue to see similar recruitment and retention challenges in the future. In the future, we expect to implement employee retention programs from time to time, including through the grant of additional equity awards to existing employees, or the exchange or amendment to the terms of existing employee equity awards.  Such programs may not be effective in improving employee retention and may be dilutive to our existing equity holders.

In March 2018, we announced that Ken Klein will transition from his role as our Chief Executive Officer and Ian Halifax will transition from his role as our Chief Financial Officer. In March 2018, we also announced that the Board had named Tom Barton as Chief Executive Officer and as a Board member. Mr. Barton subsequently joined the Company, and Mr. Klein and Mr. Halifax left the Company in April 2018. On May 15, 2018, we also appointed Tom Barton as interim Chief Financial Officer. We may experience increased employee turnover as a result of these and other changes in our management team. We cannot assure you that we will be able to successfully attract or retain qualified personnel. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs may negatively impact our growth and adversely affect our business, operating results and financial condition.

Our recent restructuring actions could adversely affect sales of products and services and other business operations.

We have recently undertaken substantial reductions in our workforce in an effort to drive efficiencies in our sales organization and other business units.  In September 2017, we announced a restructuring and reduction in force plan of a little more than 10% of our global workforce. In March 2018, we announced a restructuring and reduction in force plan of approximately 20% of our global workforce. These reductions have impacted all of our business units, including our sales and engineering functions.  The reduction in the size of our sales team and related support functions may impact our ability to maintain and grow our product sales and to adequately support our post-sales commitments. If we are unable to achieve correspondingly greater efficiency from our sales and related support teams, our bookings may fail to achieve historic growth rates or may decline. In addition, reductions in our engineering and product development teams could negatively impact our ability to generate new products or deliver our current pipeline of products on a timely basis. Furthermore, we believe that further such reductions are likely to be required in the near term dependent on developments in our financial condition. Any of these changes would adversely impact our business, operating results and financial condition.

Our process of considering strategic options could adversely affect our business, financial condition, and results of operations.

In December 2017, we announced that we were in the process of considering strategic options to deliver value to our stockholders, and had retained investment bank advisors to assist us in this process. This process could disrupt and create uncertainty concerning our business, regardless of whether the strategic process is completed, and poses other risks to our business, including:

•	potential uncertainty in the marketplace concerning our ongoing viability as a business, which could lead current and prospective customers to purchase from other vendors or delay purchasing from us;
•	the possibility of disruption to our business and operations, including diversion of significant management time and resources towards the completion of the strategic process;
•	impairment of our ability to attract and retain key personnel;
•	difficulties maintaining relationships with employees, customers, suppliers and other business partners;
•	restrictions on our business operations and ability to explore strategic alternatives under any definitive agreement we may enter into as a result of this process; and
•	potential future stockholder litigation relating to the strategic process that could prevent or delay the strategic process, and the related costs.

If any of the foregoing risks were realized, our business, financial condition and results of operations could be adversely affected.

We historically experienced rapid growth, and if we do not effectively manage any future growth or are unable to improve our systems, processes and controls, our business may be adversely affected.

We historically experienced rapid growth and increased demand for our solution, although our growth rate has reduced significantly in recent periods. Our employee headcount and number of customers have increased significantly during certain prior periods, and we intend to continue to grow our customer base in the future.

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

We depend on channel partners and distributors for a substantial majority of our sales. Approximately 89%, 85%, and 90% of our revenue in fiscal 2016, 2017, and 2018, respectively, was derived from sales to our channel partners and distributors. We also depend upon our channel partners to manage the customer sales process and to generate sales opportunities. To the extent our channel partners are unsuccessful in fulfilling our sales, managing the sales process or selling our solution, or we are unable to enter into arrangements with, and retain a sufficient number of high-quality, motivated partners in each of our sales regions, our ability to sell our solution will be adversely affected.

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

The markets for enterprise cloud infrastructure systems and storage solutions are rapidly evolving and, if we fail to correctly anticipate and respond to developing industry trends, demand for our solution may decline.

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

We operate in a dynamic environment characterized by rapidly changing technologies and industry standards and technological obsolescence. We will need to continue to create valuable software and hardware solutions to be integrated with our enterprise cloud platform. To compete successfully, we must design, develop, market and sell new or enhanced solutions that provide increasingly higher levels of performance, capacity, scalability, security and reliability and meet the cost expectations of our customers. In September 2017, we announced the introduction of a new series of enterprise cloud products. The extent of market acceptance and demand for these and other new products are expected to affect our future financial results. Any failure to anticipate or develop new or enhanced solutions or technologies in a timely manner in response to technological shifts could result in decreased revenue and harm to our business, operating results and financial condition. Any new feature or application that we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve broad market acceptance. If we fail to introduce new or enhanced solutions that meet the needs of our customers or penetrate new markets in a timely fashion, we will lose market share and our business, operating results and financial condition will be adversely affected.

Our solution must interoperate with third-party hypervisors and operating systems, software applications and hardware, and if we fail to maintain the compatibility of our solution with such software and hardware, we may lose or fail to increase our market share and may experience reduced demand for our solution.

Our solution must interoperate with our customers’ existing infrastructure, specifically their hypervisors, networks, servers, and other software, which are provided by a wide variety of vendors. For example, our VMstore solutions support hypervisors marketed by Citrix, Microsoft, Open Stack, Red Hat, and VMware. When new or updated versions of these hypervisors or software applications are introduced, we must sometimes develop updated versions of our software so that our solution will interoperate properly. These efforts require capital investment and engineering resources and we may not be able to deliver or maintain interoperability quickly, cost-effectively or at all. If we fail to maintain compatibility of our solution with these infrastructure components, our customers may not be able to fully utilize our solution, and we may, among other consequences, lose or fail to increase our market share and experience reduced demand for our solution, which may harm our business, operating results and financial condition.

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

In addition, large organizations, including government entities, typically have longer implementation cycles, require greater solutions functionality and scalability, require a broader range of services, demand that vendors take on a larger share of risks, require acceptance provisions that can lead to a delay in revenue recognition and expect greater payment flexibility. If we fail to realize an expected sale from a large customer in a particular quarter or at all, our business, operating results and financial condition could be adversely affected. Following our IPO during fiscal 2018, we observed that some customers reduced or delayed purchases of our systems due to concerns about our financial condition and prospects.

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

Our enterprise cloud platform, which includes our proprietary Tintri OS and our stand-alone software products, accounts for all of our product revenue and will continue to comprise a significant portion of our revenue for the foreseeable future. As a result, any of the following events or developments could have a comparatively greater impact on our business than they would if we offered a broader range of solutions:

•	the failure of our current solutions to achieve broad market acceptance;
•	any decline or fluctuation in demand for our current solutions, whether as a result of customer budgetary constraints, introduction of competing products or technologies or other factors; and
•	our inability to release enhanced versions of our current solutions, including any related software, on a timely basis.

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

Support and maintenance revenue was 20%, 22%, and 28% of our revenue in fiscal 2016, 2017, and 2018, respectively. We recognize support and maintenance revenue ratably over the term of the relevant support period, which ranges from one to five years. As a result, much of the support and maintenance revenue we report each quarter is derived from support agreements that we sold in prior quarters. Consequently, a decline in new or renewed support agreements, or decreases in the relative pricing of new support agreements, in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of support and maintenance is not reflected in full in our operating results until future periods. In addition, because revenue from renewals must be recognized ratably over the applicable service period, it may be difficult for us to rapidly increase our support and maintenance revenue through additional sales in any period. The percentage of our total revenue that we derive from support and maintenance agreements may vary over time if we change the relative pricing of our products or support agreements. Our revenue from support agreements as a percentage of total revenue may decline as a result of changes in the relative pricing of our products and support. Changes in the mix of our product revenue and support and maintenance revenue may adversely affect our business, operating results and the trading price of our common stock.

The sales prices of our products and services may decrease, which would reduce our gross profit and adversely impact our financial condition.

The sales prices for our products or support and maintenance services may decline for a variety of reasons, including competitive pricing pressures, a change in our mix of products and services and the introduction of competing products or services or promotional programs. Competition continues to increase in the markets in which we participate, and we expect competition to further increase in the future, which may lead to increased pricing pressures. Larger competitors with more diverse product and service offerings may reduce the price of products or services that compete with ours or may bundle them with other products and services. Our sales prices could also decline due to pricing pressure caused by several factors, including overcapacity in the worldwide supply of competitive storage solutions, increased manufacturing efficiencies and implementation of new manufacturing processes. In addition, although we price our products and services predominantly in U.S. dollars, currency fluctuations in certain countries and regions may negatively impact actual prices that partners and customers are willing to pay in those countries and regions. To the extent we introduce new solutions, we anticipate that the sales prices for our existing solutions will decrease. We cannot assure you that we will be successful in developing and introducing new offerings with enhanced functionality on a timely basis, or that our new product and services offerings, if introduced, will enable us to maintain or improve our gross margins and achieve profitability. Furthermore, future cash requirements could require us to introduce additional discounting in order to generate increased sales. Any such decline in our sales prices could adversely impact our business, operating results and financial condition.

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

Although we have a channel sales model, our sales representatives typically engage in direct interaction with our prospective customers. Therefore, we continue to be substantially dependent on our sales force to obtain new customers and sell additional solutions to our existing customers. As such, we have invested and expect to continue to invest substantially in our sales organization. Competition for sales personnel with the skills and technical knowledge that we require is intense and our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel to support our growth.

In August 2017, we announced changes to the structure of our sales organization, including the departure of our former Chief Sales Officer, and Ken Klein, our former Chief Executive Officer, assuming more direct involvement with our sales organization. In March 2018, we announced the promotion of Tom Cashman to Executive Vice President, Worldwide Sales and Alliances.  In March 2018, we also announced that the Board had named Tom Barton as our new Chief Executive Officer, who began his employment in April 2018. On May 15, 2018, we also appointed Tom Barton as interim Chief Financial Officer. These changes and other changes may impact our ability to attract and retain sales personnel.

A significant percentage of our sales force is new to our company and therefore less effective than our more seasoned sales personnel. New hires require significant training and may take significant time before they achieve full productivity; we estimate based on past experience that sales team members typically do not fully ramp and are not fully productive during the first several quarters of employment with us. Our recent hires and planned hires may not become productive as quickly as we expect. Furthermore, hiring sales personnel in new countries requires additional set up and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business, operating results and financial condition will be adversely affected.

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

Although sales to U.S. federal, state and local government agencies accounted for less than 10% of our revenue in fiscal 2016, 2017, and 2018, our sales to government agencies may increase in the future. Sales to such government entities are subject to a number of risks, including the following:

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

Our solution is highly technical and complex and is often used to store information critical to our customers’ business operations. Our solution, particularly with respect to newly introduced or redesigned products, may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, loss, corruption or other harm to our customers. Some errors in our solution may only be discovered after they have been installed and used by customers. Our solution has experienced temporary outages after they have been deployed. Any outages, errors, defects or security vulnerabilities discovered in our solution after commercial release could result in a loss of revenue, injury to our reputation, a loss of customers or increased service and warranty costs, any of which could adversely affect our business and operating results. In addition, errors or failures in the solutions of third-party technology vendors may be attributed to us and may harm our reputation.

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

We derive a significant portion of our revenue from channel partners outside the United States. Revenue generated from customers outside of the United States was 30%, 30%, and 27% of our total revenue in fiscal 2016, 2017, and 2018, respectively. We are continuing to adapt to and develop strategies to address international markets but there is no guarantee that such efforts will be successful. As of January 31, 2018, 14% of our full-time employees were located outside of the United States. We expect that our international activities will continue to grow over the foreseeable future as we continue to pursue opportunities in international markets, which will require significant management attention and financial resources. We are subject to risks associated with having significant worldwide operations, including:

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

We contract with an offshore subsidiary of Flex to manufacture all of our products. Our reliance on Flex reduces our control over the assembly process, exposing us to risks, including reduced control over quality assurance, production costs and product supply. If we fail to manage our relationship with Flex effectively, or if Flex experiences delays, disruptions, capacity constraints or quality control problems in their operations, our ability to ship products to our customers could be impaired and our competitive position and reputation could be adversely affected. In addition, any adverse change in Flex’s financial or business condition could disrupt our ability to supply quality products to our customers. If we are required to change our contract manufacturer or assume internal manufacturing operations, we may lose revenue, incur increased costs and damage our customer relationships. In addition, qualifying a new contract manufacturer and commencing production can be an expensive and lengthy process. If we experience increased demand that Flex is unable to fulfill, or if Flex is unable or unwilling to provide us with adequate supplies of high-quality products for any other reason, we could experience a delay in our order fulfillment, and our business, operating results and financial condition would be adversely affected.

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

In addition, many of our products are sourced from suppliers based outside of the United States, primarily in Asia. Uncertainty with respect to tax and trade policies, tariffs and government regulations affecting trade between the United States and other countries has recently increased. Major developments in tax policy or trade relations, such as the imposition of tariffs on imported products, could increase our product and product-related costs or require us to seek alternative suppliers, either of which could result in decreased sales or increases product and product-related costs.

As a result of these risks, we cannot assure you that we will be able to obtain enough key components in the future or that the cost of these components will not increase. We generally order our components on a “build to order” basis, and do not maintain any significant inventory of the components used in our products. The technology industry has experienced component shortages and delivery delays in the past, and we may experience shortages or delays of critical components in the future as a result of strong demand in the industry or other factors. If our supply of components is disrupted or delayed, or if we need to replace our existing suppliers, there can be no assurance that additional components will be available when required or on terms that are favorable to us, which could extend our lead times and increase the costs of our components. Switching suppliers may require that we redesign our products to accommodate new components and to re-qualify our solution, which would be costly and time-consuming.

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

Our sales contracts are denominated in U.S. dollars. As a result, a strengthening of the U.S. dollar could increase the real cost of our solution to our customers outside of the United States, which could adversely affect our international sales. In addition, a significant portion of our operating expenses is incurred outside the United States, denominated in foreign currencies and subject to fluctuations in foreign currency exchange rates. If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our business, operating results and financial condition could be adversely affected.

We rely on our key technical, sales and management personnel to grow our business, and the loss of one or more key employees could harm our business.

Our success and future growth depends to a significant degree on the skills and continued services of our key technical, sales and management personnel. In particular, we are highly dependent on the services of Tom Barton, our incoming Chief Executive Officer, and Kieran Harty, our co-founder and Chief Technical Officer, who are each critical to the development of our technology, future vision and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support and general and administrative functions, and on individual contributors on our research and development team, and changes to our senior managerial or other key employee could have a negative impact on our business. For example, in August 2017, we announced the departure of our former Chief Sales Officer and changes to the structure of our sales organization. In March 2018, we announced the departure of Ken Klein, our then-Chief Executive Officer, and Ian Halifax, our Chief Financial Officer. Mr. Klein’s and Mr. Halifax’s departures became effective in April 2018. All of our employees are employed by us on an at-will basis, and we could experience difficulty in retaining members of our senior management team or other key personnel, including as a result of layoffs, concerns by employees regarding our financial condition and the future of our business, and the loss of retention value of employee equity awards due to declines in the trading price of our common stock. We do not have “key person” life insurance policies that cover any of our officers or other key employees. The loss of the services of any of our key employees could disrupt our operations, delay the development and introduction of our solution and negatively impact our business, operating results and financial condition.

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

Our failure to prepare and timely file our periodic reports with the SEC may limit our access to the public markets to raise debt or equity capital, and could have negative consequences related to our financing agreements.

We did not file this Annual Report on Form 10-K within the timeframe required by the SEC. As a result of this late filing, we may be limited in our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business. We are ineligible to use shorter and less costly filings, such as Form S-3, to register our securities for sale for a period of 12 months following the month in which we regain compliance with our SEC reporting obligations. While we may be able to use Form S-1 to register a sale of our stock to raise capital or complete acquisitions, doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

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

Changes in tariffs, sanctions, international treaties, and export/import laws may delay the introduction and sale of our products in international markets, prevent our customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments, persons or entities altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased demand for our products, or in our decreased ability to export or sell our products to existing or potential customers with international operations. Any decrease in demand for our products or limitation on our ability to export or sell our products would likely adversely affect our business, operating results and financial condition.

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

As of January 31, 2018, we had $348.2 million of federal and $153.8 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2028 for U.S. federal and state income tax purposes. U.S. federal and state income tax laws limit the amount of these carryforwards we can utilize in any given year to offset our taxable income following an “ownership change” (generally defined as a greater than 50% cumulative shift of the stock ownership of certain stockholders over a rolling three-year period), including ownership changes due to the issuance of additional shares of our common stock, or securities convertible into our common stock. Some of our existing carryforwards may be subject to limitations arising from previous ownership changes, and we may experience subsequent ownership changes. Accordingly, there is a risk that our ability to use our existing carryforwards in the future could be limited and that existing carryforwards would be unavailable to offset future income tax liabilities. Furthermore, our ability to utilize the net operating loss carryforwards of companies that we may acquire in the future may be subject to limitations. Limitations imposed on our ability to utilize our net operating loss carryforwards could cause U.S. federal and state income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause some of our net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. In addition, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire and our existing net operating loss carryforwards could be limited by legislative or regulatory changes, such as suspensions on the use of net operating carryforwards. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards, which could potentially result in increased future tax liability to us and could adversely affect our business, operating results and financial condition.

Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

Legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in December 2017, and contains many significant changes to the U.S. federal income tax laws, the consequences of which have not yet been determined. Changes in corporate tax rates, the realizability of the net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. The foregoing items could have a material adverse effect on our business, cash flow, results of operations or financial conditions.  In accordance with Staff Accounting Bulletin 118, a company generally has up to one year from the Tax Act enactment date to complete the accounting under ASC 740 to reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  The Deemed Repatriation Transition Tax, or the Transition Tax, is a tax on previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries at reduced tax rates.  We have made a reasonable estimate of the Transition Tax and expect to utilize U.S. net operating losses to reduce the tax. However, we have not collected all of the necessary data to complete our analysis of the effect of the Tax Act on our underlying deferred taxes and as such, the amounts recorded in our financial statements as of January 31, 2018, are provisional.

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

•	changes in operating performance and stock market valuations of other technology or comparable companies, or those in our industry in particular;
•	price and volume fluctuations in the trading of our common stock and in the overall stock market, including as a result of trends in the economy as a whole;
•	changes in our executive management team or departures of key employees;
•	our failure to comply with the financial covenants and other terms contained in our credit agreements;
•	developments or disputes concerning our intellectual property or other proprietary rights;
•	changes in accounting standards, policies, guidelines, interpretations or principles;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business or our industry;
•	lawsuits threatened or filed against us;
•	future sales of shares of our common stock by us or our stockholders;
•	rumors and market speculation involving us or other companies in our industry;
•	actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally; and
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility and class action lawsuits have been filed against us. See “Item 3. Legal Proceedings” below.  Such litigation could subject us to substantial costs and divert resources and the attention of management from our business and adversely affect our business, operating results and financial condition.

Sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly.

The market price for our common stock could decline as a result of the sale of substantial amounts of our common stock, particularly sales by our directors, executive officers and significant stockholders, a large number of shares of our common stock becoming available for sale or the perception in the market that holders of a large number of shares intend to sell their shares. As of January 31, 2018, we had approximately 31.3 million shares of common stock outstanding.

In addition, we have granted stock option, RSU and other equity-based awards to our service providers from time to time, and anticipate continuing to do so in the future. In order to attract and retain qualified personnel, we may be required to increase the aggregate size of these grants, or modify the standard vesting conditions we have utilized in the past with these grants, as compared with our historical equity award practices. Any of these practices may have the effect of increasing the number of shares of our common stock that are available for sale and negatively impact the market price for our common stock.

Holders of an aggregate of 19,790,378 shares of our common stock as of January 31, 2018, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or our other stockholders.

In addition, the shares of common stock subject to outstanding options and RSUs under our equity incentive plans and the shares reserved for future issuance under our equity incentive plans will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations.

If a substantial number of shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

In addition, we expect these laws, rules and regulations to make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to incur substantial costs to maintain appropriate levels of coverage. These factors could also make it more difficult for us to attract and retain qualified members of the Board, particularly to serve on our audit committee, and qualified executive officers.

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

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and amended and restated bylaws include provisions that:

•	create a classified board of directors whose members serve staggered three-year terms;
•	authorize “blank check” preferred stock, which could be issued by the Board without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;
•

specify that special meetings of our stockholders can be called only by the Board, the chairperson of the board, the chief executive officer or the president and that limit the ability of our stockholders to act by written consent;

•	establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to the Board;
•	limit the liability of, and provide indemnification to, our directors;
•	provide that our directors may be removed only for cause;
•	provide that vacancies on the Board may be filled only by a majority of directors then in office, even though less than a quorum, or by a sole remaining director;
•	do not provide for cumulative voting for members of the Board;
•	authorize the Board to modify, alter or repeal our amended and restated bylaws; and
•	require supermajority votes of the holders of our common stock to amend specified provisions of our charter documents.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate headquarters are located in Mountain View, California, where we lease a total of, as of January 31, 2018, approximately 127,000 square feet, of which approximately 29,000 square feet are currently sublet to a third-party. The lease agreement for our Mountain View, California headquarters expires in 2022. We also lease offices in other locations in the United States and internationally in the United Kingdom, Germany, Ireland, Japan, and Singapore. We lease all of our facilities and do not own any real property. We believe that our facilities are sufficient for our current needs.

In February 2018, we terminated a lease agreement for approximately 31,000 square feet of office space located in Mountain View, California.

Item 3. Legal Proceedings.

Following our initial public offering in July 2017, four class action lawsuits were filed against us. In September 2017, a class action lawsuit was filed against us and is now pending in the United States District Court for the Northern District of California under the caption Tuller v. Tintri, Inc. et al., No. 4:17-CV-05714-YGR (filed Sept. 18, 2017). A consolidated complaint has been filed in the Tuller action, which, in addition to the Company, names as defendants our then-Chief Executive Officer, our then-Chief Financial Officer, and our Chief Technology Officer, and alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933.  We filed a motion to dismiss on March 30, 2018.  Three substantially similar lawsuits were subsequently filed in California state court in the County of San Mateo against the same parties, as well as the then-serving members of the Board, the underwriters of our initial public offering, and entities associated with several institutional investors that invested in the Company prior to the initial public offering. These suits also allege violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and are captioned Clayton v. Tintri, Inc. et al., No. 17CIV04312 (filed Sept. 20, 2017), Nurlybayev v. Tintri, Inc. et al., No. 17CIV04321 (filed Sept. 21, 2017), and Golosiy v. Tintri, Inc. et al., No. 17CIV04618 (filed Oct. 6, 2017).  The actions have yet to be consolidated and a consolidated complaint has yet to be filed. All four class action lawsuits are in their initial stages and are based on similar allegations that we made false and misleading statements in the registration statement and prospectus filed with the SEC in connection with our initial public offering. Each lawsuit is purportedly brought on behalf of a putative class of all persons who purchased shares of common stock pursuant or traceable to our initial public offering, and seeks, among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock

Our common stock began trading publicly on the NASDAQ Global Market under the ticker symbol “TNTR” on June 30, 2017. Prior to that time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported on the NASDAQ Global Market since our initial public offering, or IPO.

	High	Low
Fiscal Year Ended January 31, 2018
Second Quarter (from June 30, 2017)	$7.27	$6.72
Third Quarter	$6.79	$2.85
Fourth Quarter	$6.98	$3.68

Holders of Record

As of January 31, 2018, there were 101 holders of record of our common stock. This figure does not include a substantially greater number of “street name” holders or beneficial holders of our common stock whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends in the foreseeable future. Any future determination to declare dividends will be made at the discretion of the Board, subject to applicable laws, and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that the Board may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders, which will be filed not later than 120 days after the end of our fiscal year ended January 31, 2018.

Stock Performance Graph

The following graph shows a comparison from June 30, 2017, (the date our common stock commenced trading on the NASDAQ Global Select Market) through January 31, 2018, of the cumulative total return for our common stock, the NASDAQ Composite Index, and the NASDAQ Computer Index. The graph assumes that $100 was invested on June 30, 2017, in the common stock of Tintri, Inc., the NASDAQ Composite Index and NASDAQ Computer Index, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities and Use of Proceeds

(a)	Unregistered Sales of Equity Securities

None

(b)	Use of Proceeds

Our IPO of common stock was effected through Registration Statements on Form S-1 (File No. 333-218429), which was declared or became effective on June 29, 2017. There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) of the Securities Act of 1933, as amended, or the Securities Act, and other periodic reports previously filed with the SEC.

Issuer Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

The following selected consolidated financial and other data should be read together with our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial and other data in this section is not intended to replace our consolidated financial statements and the related notes. We derived the selected consolidated statements of operations data for fiscal 2016, 2017, and 2018 and the consolidated balance sheet data as of January 31, 2017 and 2018, from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for fiscal 2015 and the consolidated balance sheet data as of January 31, 2015 and 2016, are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Year Ended January 31,
	2015	2016	2017	2018
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$41,420	$68,652	$97,330	$90,793
Support and maintenance	8,379	17,360	27,775	35,111
Total revenue	49,799	86,012	125,105	125,904
Cost of revenue:
Product(1)	17,144	25,138	34,738	38,959
Support and maintenance(1)	4,565	7,110	9,437	13,907
Total cost of revenue	21,709	32,248	44,175	52,866
Gross profit:
Product	24,276	43,514	62,592	51,834
Support and maintenance	3,814	10,250	18,338	21,204
Total gross profit	28,090	53,764	80,930	73,038
Operating expenses:
Research and development(1)	28,155	43,179	53,445	74,120
Sales and marketing(1)	55,060	87,993	108,903	112,685
General and administrative(1)	13,941	18,773	19,364	34,800
Restructuring charges	—	—	—	899
Total operating expenses	97,156	149,945	181,712	222,504
Loss from operations	(69,066)	(96,181)	(100,782)	(149,466)
Other expense, net:
Interest expense	(279)	(4,407)	(5,231)	(8,448)
Other income, net	(119)	254	677	733
Total other expense, net	(398)	(4,153)	(4,554)	(7,715)
Loss before provision for income taxes	(69,464)	(100,334)	(105,336)	(157,181)
Provision for income taxes	222	634	465	478
Net loss	$(69,686)	$(100,968)	$(105,801)	$(157,659)
Deemed dividend to Series E and E-1 Convertible Preferred Stock	—	—	—	(6,588)
Impact of adjustment to Series E, E-1 and F Convertible Preferred Stock	—	—	—	26,336
Net loss attributable to common stockholders	$(69,686)	$(100,968)	$(105,801)	$(137,911)
Net loss per share attributable to common stockholders—basic and diluted	$(25.34)	$(32.15)	$(30.73)	$(6.98)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	2,750,413	3,140,947	3,442,549	19,763,684

(1)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2015	2016	2017	2018
	(in thousands)
Cost of product revenue	$82	$181	$264	$1,612
Cost of support and maintenance revenue	92	176	323	1,579
Research and development	1,762	2,906	5,227	21,608
Sales and marketing	1,658	3,073	4,115	10,432
General and administrative	1,600	3,419	3,905	16,587
Total stock-based compensation expense(2)	$5,194	$9,755	$13,834	$51,818

(2)

In September 2017, the Company’s board of directors approved a restructuring plan, which resulted in a $0.7 million non-cash adjustment to restructuring charges for previously recognized stock-based compensation expense related to awards that will not vest as a result of the restructuring plan.

	Year Ended January 31,
	2015	2016	2017	2018
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	7,639	50,716	48,048	32,281
Working capital	9,128	89,683	27,110	(74,396)
Total assets	65,924	158,157	104,902	76,247
Deferred revenue, current and non-current	23,022	41,864	56,445	61,661
Long-term debt, current and non-current	6,000	41,906	48,914	68,638
Convertible preferred stock	134,371	257,141	257,141	—
Total stockholders’ deficit	(121,400)	(209,557)	(298,981)	(91,710)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition, results of operations and cash flows should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The last day of our fiscal year is January 31. Our fiscal quarters end on April 30, July 31, October 31 and January 31. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors”, set forth in Part I, Item 1A of this Annual Report on Form 10-K. See also the section titled “Special Note Regarding Forward-Looking Statements” in this Form 10-K.

Overview

Our mission is to provide large organizations and cloud service providers with an enterprise cloud platform that offers public cloud capabilities inside their own data centers and that can also connect to public cloud services.

Enterprise cloud technology provides customers with the flexibility to easily scale workloads up and down, automation and resource pooling.  Our customers use our enterprise cloud platform for a variety of workloads and use cases, including virtualized desktop infrastructure, or VDI, development and test environments, or DevOps, which are sometimes referred to as Continuous Integration Continuous Delivery, or CI/CD, and other virtualized workloads, including virtualized servers, databases, and mixed workloads. Organizations use our platform to build agile development environments, run mission-critical enterprise applications and connect with public cloud services. We enable users to guarantee the performance of their organization’s applications, automate common IT tasks to reduce operating expenses, troubleshoot across compute, storage and network, predict their organization’s needs to scale, and provide needed elasticity on demand. Our platform enables organizations to easily scale to support tens of thousands of virtual machines on a single system across multiple hypervisors and containers and to connect to public cloud environments.

Our solution helps our customers optimize infrastructure by significantly simplifying deployment and operations, which can lead to substantial reductions in capital expenditures and operating expenses. We sell many of our software products separately from our core enterprise cloud platform solution, enabling our customers to tailor their infrastructure to their specific needs.

Our product revenue, which is generally recognized upon shipment, is derived from sales of our all-flash and hybrid storage systems and stand-alone software licenses for use in connection with our systems. While purchasing support is not mandatory, substantially all products shipped have been purchased together with a support contract, which includes software patches, bug fixes, updates, upgrades, hardware repair and replacement parts, and technical support. Support and maintenance revenue is recognized over the term of the support contracts. To date, substantially all of our customers have either renewed their support and maintenance subscriptions or have purchased new support and maintenance subscriptions together with replacement products. The average length of our support and maintenance contracts is approximately two years.

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

We focus on acquiring large organizations and CSPs as customers and maximizing the lifetime value of a customer through a land-and-expand strategy. Our solution is designed to integrate easily into a customer’s existing infrastructure, which facilitates easier and faster adoption. Once our products have been deployed in a given environment, we are generally able to expand our footprint quickly through sales of additional systems and stand-alone software products.

Revenue increased from $86.0 million in fiscal 2016 to $125.1 million in fiscal 2017, and to $125.9 million in fiscal 2018, representing year-over-year growth of 45% and 1%, respectively. Revenue increased $14.8 million in the first half of fiscal 2018 compared to the first half of fiscal 2017, which was offset by a $14.0 million decrease in revenue in the second half of fiscal 2018 compared to the second half of fiscal 2017. Revenue remained substantially unchanged in fiscal 2018 in part due to delayed and reduced purchases of our products as a result of customer concerns about our financial condition, as well as a shift in our product mix toward lower-priced products, offset by increased support and maintenance revenue from our growing installed customer base. Our net loss was $101.0 million, $105.8 million, and $157.7 million in fiscal 2016, 2017, and 2018, respectively. Total assets decreased from $158.1 million as of the end of fiscal 2016 to $104.9 million as of the end of fiscal 2017, and to $76.2 million as of the end of fiscal 2018, representing year-over-year changes of 34% and 27%, respectively.

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

In February and March 2018, we issued an aggregate of $25.0 million of convertible promissory notes under the Note Purchase Agreement, which have an interest rate of 8% per annum and will mature 18 months from the date of issuance.

As of January 31, 2018, we were not in compliance with certain covenants contained in our credit facility with SVB. In March 2018, we entered into a Waiver and Tenth Amendment to Loan and Security Agreement, or Tenth Amendment, with SVB, pursuant to which the parties agreed to certain amendments and modifications to our line of credit. The Tenth Amendment provides that the interest rate on amounts outstanding under the Loan Agreement shall be equal to the prime rate plus 1.85% per annum through March 31, 2018, in exchange for the waiver by SVB with respect to certain prior events of default, in each case subject to the terms and conditions set forth in the Tenth Amendment.

In April 2018, we entered into an amended and restated loan agreement with SVB to, among other things, extend the maturity date of our credit facility. Under the amended agreement, we may borrow, through May 2, 2019, up to $12.5 million dependent upon our monthly accounts receivables balances, subject to the terms and conditions of the agreement. The $5.0 million non-formula facility previously included in our SVB revolving line of credit terminated in May 2018. Our revolving line of credit with SVB contains certain financial covenants, including a covenant that we achieve total revenues of at least $20.5 million, $23.4 million, $26.3 million and $29.4 million for our fiscal quarters ending April 30, 2018, July 31, 2018, October 31, 2018 and January 31, 2019, respectively, and a covenant that we maintain a minimum level of cash and availability under the SVB line of credit of at least $15.0 million through July 31, 2018 and at least $10.0 million thereafter.

In April 2018, we also entered into an amendment with TriplePoint to extend the maturity date of our credit facility to August 2019.  Pursuant to the amended terms, of the $50.0 million outstanding under this facility, $15.0 million will bear interest at 10.5% per year and $35.0 million will bear interest at 12.75% per year. The $50.0 million principal amount will become due in August 2019; provided, however, that if we, on or before August 2019, prepay a minimum of $25.0 million of the total amount outstanding under this facility, the maturity date for the then remaining principal balance will be extended to February 2021, subject to us making equal monthly amortizing payments of principal and interest through the extended maturity date.  Certain end-of-term payments will become payable upon the maturity of this indebtedness and certain other fees will become payable in connection with this indebtedness upon the occurrence of a change of control of the company.

Based on our current forecasts, it is probable that we will be unable to comply with our financial covenants through January 31, 2019, and will likely fail to comply with our minimum liquidity covenants as early as May 31, 2018. Although we are seeking to raise additional debt or equity financing in order to remain in compliance with the financial covenants under our credit facilities, we may be unable to do so. As a result, we are currently undertaking a review of the potential business alternatives in addition to seeking additional capital, which many include restructuring or refinancing our indebtedness, undertaking additional restructuring plans, reducing or delaying capital expenditures, filing for bankruptcy protection, winding down our business, or selling our business or certain of our assets or operations.

In September 2017, we announced a restructuring and reduction in force plan of a little more than 10% of our global workforce and was substantially completed in the third quarter of fiscal 2018, which ended on October 31, 2017. In February 2018, we terminated our lease of certain office space located at 205 Ravendale Drive, Mountain View, California. In March 2018, we announced a restructuring and reduction in force plan of approximately 20% of our global workforce. We expect to substantially complete the restructuring in our first quarter of fiscal 2019, which ended on April 30, 2018. These restructuring plans are part of an overall plan to seek to drive efficiencies in our sales organization and other business units. We believe that further such reductions are likely to be required in the near term dependent on developments in our financial condition.

In December 2017, we announced that we were in the process of considering strategic options to deliver value to our stockholders, and had retained investment bank advisors to assist us in this process.

In March 2018, we announced that the Board had named Tom Barton as Chief Executive Officer and as a member of the Board, and his appointment became effective on April 2, 2018.  Ken Klein transitioned from his role as our Chief Executive Officer and as a member of the Board in connection with Mr. Barton’s joining the Company. On May 15, 2018, we also appointed Tom Barton as interim Chief Financial Officer.

Key Financial and Operational Metrics

	Year Ended January 31,
	2016	2017	2018
	(in thousands, except percentages)
Total revenue	$86,012	$125,105	$125,904
Period-over-period percentage increase	73%	45%	1%
Gross margin	63%	65%	58%
Deferred revenue, current and non-current	$41,864	$56,445	$61,661
Net cash used in operating activities	$(62,109)	$(70,366)	$(91,860)
Net cash provided by (used in) investing activities	$(56,409)	$58,334	$(6,415)
Net cash provided by (used in) financing activities	$161,597	$9,425	$82,550
Free cash flow as a percentage of total revenue	(85)%	(60)%	(78)%
Total customers	928	1,273	1,543

The above key financial and operational metrics:

•	help us evaluate our growth and operational efficiencies, measure our performance and identify trends in our sales activity;
•	provide a useful measure for period-to-period comparisons of our core business;
•	are often used by investors and other parties in understanding and evaluating companies in our industry as a measure of financial performance; and
•	are used by management to prepare and approve our annual budget and to develop short-term and long-term operational and compensation plans, as well as to assess the extent of achievement of goals.

Deferred Revenue

Our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenue as of the period end. The majority of our deferred revenue balance consists of support and maintenance revenue that is recognized ratably over the contractual service period. These service periods range from one to five years and, as of January 31, 2018, averaged approximately two years.

Free Cash Flow as a Percentage of Total Revenue

Free cash flow as a percentage of total revenue is a non-GAAP financial measure we calculate by dividing free cash flow by total revenue. We define free cash flow, a non-GAAP financial measure, as cash used in operating activities less purchase of property and equipment. We have included free cash flow as a percentage of total revenue because it is a key measure used by our management and board of directors to understand and evaluate our free cash flow in relation to our revenue growth. In addition, we consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by the business that, after the purchases of property and equipment, can be used for investing in our business, making strategic acquisitions and strengthening the balance sheet. A limitation of the utility of free cash flow as a measure of our financial performance and liquidity is that it does not represent the total increase or decrease in our cash balance for the period. In addition, other companies, including companies in our industry, may not use free cash flow, may calculate free cash flow in a different manner than we do, or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of free cash flow as a comparative measure. A reconciliation of free cash flow to cash flow used in operating activities, the most directly comparable financial measure calculated and presented in accordance with GAAP, is provided below:

	Year Ended January 31,
	2016	2017	2018
	(in thousands, except percentages)
Net cash used in operating activities	$(62,109)	$(70,366)	$(91,860)
Less: purchase of property and equipment	$(10,914)	$(4,337)	$(6,415)
Free cash flow	$(73,023)	$(74,703)	$(98,275)
Total revenue	$86,012	$125,105	$125,904
Free cash flow as a percentage of total revenue	(85)%	(60)%	(78)%
Net cash provided by (used in) investing activities	$(56,409)	$58,334	$(6,415)
Net cash provided by financing activities	$161,597	$9,425	$82,550

Total Customers

We define a customer as an end-user that has purchased one or more of our products either from one of our channel partners or from us directly. In situations where there are purchases by multiple subsidiaries or divisions, universities or governmental organizations affiliated with a single entity, each separate buying unit within an enterprise is counted as representing a separate customer. We do not include our channel partners or distributors in our definition of a customer.

Components of Our Operating Results

Revenue

Product Revenue. We generate product revenue from sales of enterprise cloud platform products, which consists of our VMstore systems, and stand-alone software licenses for use in connection with our VMstore systems. Provided that all other revenue recognition criteria have been met, we typically recognize revenue for VMstores and perpetual software licenses upon shipment, as title and risk of loss are transferred to our channel partners or customers at that time. Sales of our VMstore systems represented over half of our revenue for fiscal 2017 and fiscal 2018. Revenue from stand-alone software licenses represents an increasingly significant part of our business. Our product revenue may vary from period to period based on, among other things, the timing, size and mix of orders and the impact of significant transactions.

Support and Maintenance Revenue. We generate our support and maintenance revenue from support contracts related to our product sales as well as renewals of support contracts, and, to a small extent, from installation services and training. Substantially all of our product sales include support contracts. The length of these contracts ranges from one to five years, and as of January 31, 2018, averaged approximately two years. We recognize revenue from support contracts over the contractual service period. We also recognize revenue related to installation services and training upon delivery or completion of performance, although this revenue has been, and is expected to remain, insignificant.

For additional information, please see “Critical Accounting Policies and Estimates—Revenue Recognition.”

Cost of Revenue

Cost of Product Revenue. Cost of product revenue primarily includes costs paid to our third-party contract manufacturer for components, assembly and testing, as well as personnel costs in our operations organization. Personnel costs consist of salaries, stock-based compensation, benefits and bonuses. Our cost of product revenue also includes other inventory related expenses such as inventory write-offs, purchase price variances, component and manufacturing cost revisions, freight and overhead costs. Overhead costs consist of certain facilities, depreciation and IT costs. We expect our cost of product revenue to increase on an absolute basis as our product revenue increases. In the fourth quarter of fiscal 2018, we observed increases in DRAM pricing and to a lesser extent flash pricing, which had a negative impact on our product gross margins. We expect flash pricing to stabilize but DRAM pricing to continue to increase over the near to mid-term.

Cost of Support and Maintenance Revenue. Cost of support and maintenance revenue primarily includes personnel costs associated with our global customer support organization, operation and administration of our third-party service inventory depots, which are physical warehouse locations that hold service inventory in support of our customer support agreements, overhead costs and costs to fulfill our service inventory obligations. We expect our cost of support and maintenance revenue to increase on an absolute basis as our installed customer base grows.

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

Sales and Marketing. Sales and marketing expense consists primarily of personnel costs. Sales and marketing expense also includes sales commission costs, costs for promotional activities and other marketing costs, travel costs and overhead costs. We expense sales commission costs as incurred. Upon adoption of the new revenue recognition accounting standard in fiscal 2019, sales commission costs will be required to be deferred and subsequently amortized on a systematic basis that is consistent with the pattern of revenue recognition of the related performance obligation.

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

Restructuring Charges. In September 2017, our board of directors approved a restructuring and reduction in force plan of a little more than 10% of our global workforce. The restructuring is part of an overall plan to seek to drive efficiencies in our sales organization and other business units. Restructuring charges consist primarily of severance costs.

Other Expense, Net

Other expense, net consists of interest expense and other income, net.

Interest expense is associated with interest on our debt obligations, as well as amortization of deferred credit facility fees, debt issuance costs and debt discounts in relation to our credit facility and loan obligation. Other income, net consists primarily of gain (loss) on revaluation of convertible preferred stock warrants, interest income from our cash and cash equivalents, and gain (loss) from remeasurement of foreign currency-denominated balances.

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

	Year Ended January 31,
	2016	2017	2018
	(in thousands)
Consolidated Statements of Operations Data:
Revenue:
Product	$68,652	$97,330	$90,793
Support and maintenance	17,360	27,775	35,111
Total revenue	86,012	125,105	125,904
Cost of revenue:
Product(1)	25,138	34,738	38,959
Support and maintenance(1)	7,110	9,437	13,907
Total cost of revenue	32,248	44,175	52,866
Gross profit:
Product	43,514	62,592	51,834
Support and maintenance	10,250	18,338	21,204
Total gross profit	53,764	80,930	73,038
Operating expenses:
Research and development(1)	43,179	53,445	74,120
Sales and marketing(1)	87,993	108,903	112,685
General and administrative(1)	18,773	19,364	34,800
Restructuring charges	—	—	899
Total operating expenses	149,945	181,712	222,504
Loss from operations	(96,181)	(100,782)	(149,466)
Other expense, net:
Interest expense	(4,407)	(5,231)	(8,448)
Other income, net	254	677	733
Total other expense, net	(4,153)	(4,554)	(7,715)
Loss before provision for income taxes	(100,334)	(105,336)	(157,181)
Provision for income taxes	634	465	478
Net loss	$(100,968)	$(105,801)	$(157,659)

(1)	Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2016	2017	2018
	(in thousands)
Cost of product revenue	$181	$264	$1,612
Cost of support and maintenance revenue	176	323	1,579
Research and development	2,906	5,227	21,608
Sales and marketing	3,073	4,115	10,432
General and administrative	3,419	3,905	16,587
Total stock-based compensation expense(2)	$9,755	$13,834	$51,818

(2)

In September 2017, our board of directors approved a restructuring plan, which resulted in a $0.7 million non-cash adjustment to restructuring charges for previously recognized stock-based compensation expense related to awards that will not vest as a result of the restructuring plan.

	Year Ended January 31,
	2016	2017	2018
Percentage of Revenue Data:
Revenue:
Product	80%	78%	72%
Support and maintenance	20	22	28
Total revenue	100	100	100
Total cost of revenue	37	35	42
Total gross profit	63	65	58
Operating expenses:
Research and development	50	43	59
Sales and marketing	102	87	90
General and administrative	22	16	27
Restructuring charges	—	—	1
Total operating expenses	174	146	177
Loss from operations	(111)	(81)	(119)
Other expense, net:
Interest expense	(5)	(4)	(7)
Other income, net	—	1	1
Total other expense, net	(5)	(3)	(6)
Loss before provision for income taxes	(116)	(84)	(125)
Provision for income taxes	1	1	—
Net loss	(117)%	(85)%	(125)%

Revenue by Geographic Region

	Year Ended January 31,
	2016	2017	2018
	(in thousands)
United States	$60,300	$87,519	$91,324
EMEA	13,712	18,207	19,256
Rest of the World	12,000	19,379	15,324
Total	$86,012	$125,105	$125,904

Comparison of the Fiscal Years Ended January 31, 2017 and 2018

Revenue

	Year Ended January 31,		Change
	2017	2018	$	%
	(in thousands, except percentages)
Revenue:
Product	$97,330	$90,793	$(6,537)	(7)%
Support and maintenance	27,775	35,111	7,336	26%
Total	$125,105	$125,904	$799	1%

Total revenue increased by $0.8 million, or 1%, from $125.1 million in fiscal 2017 to $125.9 million in fiscal 2018.

Product revenue decreased by $6.5 million, or 7%, from $97.3 million in fiscal 2017 to $90.8 million in fiscal 2018. The decrease in product revenue was primarily driven by lower volume of sales of our products, in part, we believe, due to delayed and reduced purchases of our products as a result of customer concerns about our financial condition, as well as a shift in our product mix toward lower priced products. We sold 10% fewer VMstores during fiscal 2018 as compared to fiscal 2017. This was partially offset by an increase in our stand-alone software license revenue of $0.3 million, or 2%, from $14.3 million in fiscal 2017 to $14.6 million in fiscal 2018.

Support and maintenance revenue increased by $7.3 million, or 26%, from $27.8 million in fiscal 2017 to $35.1 million in fiscal 2018. The increase in support and maintenance revenue reflects the increase in our installed customer base with support contracts, which is recognized as revenue over the contractual service period.

Cost of Revenue and Gross Margin

	Year Ended January 31,		Change
	2017	2018	$	%
	(in thousands, except percentages)
Cost of Revenue:
Product	$34,738	$38,959	$4,221	12%
Support and maintenance	9,437	13,907	4,470	47%
Total	$44,175	$52,866	$8,691	20%
Gross margin	65%	58%
Gross margin, product	64%	57%
Gross margin, support and maintenance	66%	60%

Total cost of revenue increased by $8.7 million, or 20%, from $44.2 million in fiscal 2017 to $52.9 million in fiscal 2018.

Cost of product revenue increased by $4.2 million, or 12%, from $34.7 million in fiscal 2017 to $39.0 million in fiscal 2018. The increase was a result of a shift in our product mix towards a greater proportion of higher cost all-flash systems. The increase in cost of product revenue was also partially driven by higher costs in our operations organization related to an increase in personnel costs of $1.7 million. The increase in personnel costs was attributable to a $0.9 million increase in stock-based compensation expense primarily driven by cumulative and subsequent expensing of PSUs for which satisfaction of the performance conditions became probable upon the completion of our IPO, expensing of PSUs granted subsequent to our IPO, and repricing of outstanding and unexercised stock options held by current service providers with an exercise price in excess of $13.68 per share (each, an Eligible Option) in May 2017, and a $0.8 million increase in other personnel costs due to a 12% increase in average headcount.

Cost of support and maintenance revenue increased by $4.5 million, or 47%, from $9.4 million in fiscal 2017 to $13.9 million in fiscal 2018. The increase in cost of support and maintenance revenue was primarily driven by higher costs in our global customer support organization related to an increase in personnel costs of $2.4 million. The increase in personnel costs was attributable to a $1.3 million increase in stock-based compensation expense primarily driven by cumulative and subsequent expensing of PSUs for which satisfaction of the performance conditions became probable upon the completion of our IPO, expensing of PSUs granted subsequent to our IPO, and repricing of Eligible Options, and a $1.1 million increase in other personnel costs due to a 21% increase in average headcount. The increase in cost of support and maintenance revenue is also a result of a $0.6 million increase in overhead costs and costs to administer and operate our third-party service inventory depots, and a $1.5 million increase in other costs in support of our customer support agreements, all of which were driven primarily by the increase in our customer base.

Gross margin decreased from 65% in fiscal 2017 to 58% in fiscal 2018.

Product gross margin decreased from 64% in fiscal 2017 to 57% in fiscal 2018. The decrease in product gross margin was primarily a result of shifts in our product mix toward lower-priced products and a greater proportion of higher cost all-flash systems, as well as higher costs for certain components period over period.

Support and maintenance gross margin decreased from 66% in fiscal 2017 to 60% in fiscal 2018. This is primarily due to our continued investment in scaling our global customer support organization in response to our increased installed customer base.

Operating Expenses

Research and Development

	Year Ended January 31,		Change
	2017	2018	$	%
	(in thousands, except percentages)
Research and development	$53,445	$74,120	$20,675	39%

Research and development expense increased by $20.7 million, or 39%, from $53.4 million in fiscal 2017 to $74.1 million in fiscal 2018. The increase in research and development expense was primarily due to an increase in personnel costs of $20.7 million. The increase in personnel costs was attributable to a $16.4 million increase in stock-based compensation expense primarily driven by cumulative and subsequent expensing of PSUs for which satisfaction of the performance conditions became probable upon the completion of our IPO, expensing of PSUs granted subsequent to our IPO, and repricing of Eligible Options, and a $4.3 million increase in other personnel costs due to a 2% increase in average headcount. In addition, outside services and other research and development costs increased by $1.1 million and $1.2 million, respectively, as we continued to expand our research and development effort. This was offset by a $2.4 million decrease in prototype equipment due to timing of new product line development.

Sales and Marketing

	Year Ended January 31,		Change
	2017	2018	$	%
	(in thousands, except percentages)
Sales and marketing	$108,903	$112,685	$3,782	3%

Sales and marketing expense increased by $3.8 million, or 3%, from $108.9 million in fiscal 2017 to $112.7 million in fiscal 2018. The increase in sales and marketing expense was primarily due to an increase in personnel costs of $6.9 million. The increase in personnel costs was attributable to a $6.3 million increase stock-based compensation expense primarily driven by cumulative and subsequent expensing of PSUs for which satisfaction of the performance conditions became probable upon the completion of our IPO, expensing of PSUs granted subsequent to our IPO, and repricing of Eligible Options.  Further, as part of our efforts to penetrate and expand in global markets, the cost of our marketing activities, including field events, advertising, tradeshows, brand awareness, demand generation and other expenses, collectively accounted for $2.0 million of the increase. This was offset by a decrease in sales commission and travel expenses of $3.8 million due to our efforts to align our sales and marketing initiatives with revenue, and a decrease in depreciation of $1.5 million due to certain sales demonstration equipment reaching the end of the product life cycle.

General and Administrative

	Year Ended January 31,		Change
	2017	2018	$	%
	(in thousands, except percentages)
General and administrative	$19,364	$34,800	$15,436	80%

General and administrative expense increased by $15.4 million, or 80%, from $19.4 million in fiscal 2017 to $34.8 million in fiscal 2018. The increase in general and administrative expense was primarily due to an increase in personnel costs of $13.3 million of which $12.7 million of the increase was related to stock-based compensation expense primarily driven by cumulative and subsequent expensing of PSUs for which satisfaction of the performance conditions became probable upon the completion of our IPO, expensing of PSUs granted subsequent to our IPO, and repricing of Eligible Options. In addition, professional services expenses increased by $2.2 million to support our operations as a public company.

Restructuring Charges

	Year Ended January 31,		Change
	2017	2018	$	%
	(in thousands, except percentages)
Restructuring charges	$—	$899	$899	NM

In September 2017, our board of directors approved a restructuring and reduction in force plan of a little more than 10% of our global workforce. The restructuring is part of an overall plan to seek to drive efficiencies in our sales organization and other business units. Restructuring charges consist primarily of severance costs. See Note 12 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details. As of January 31, 2018, the September 2017 restructuring plan has been substantially completed.

Other Expense, Net

	Year Ended January 31,		Change
	2017	2018	$	%
	(in thousands, except percentages)
Other expense, net:
Interest expense	$(5,231)	$(8,448)	$(3,217)	61%
Other income, net	$677	$733	$56	8%

Other expense, net increased by $3.2 million, or 69%, from $4.6 million in fiscal 2017 to $7.7 million in fiscal 2018.

Interest expense increased by $3.2 million, or 61%, from $5.2 million in fiscal 2017 to $8.4 million in fiscal 2018. The increase in interest expense was due to increased borrowings under our credit facilities and revolving line of credit and increased amortization of debt issuance cost and debt discounts in relation to our loan obligations.

Other income, net was $0.7 million in fiscal 2017 and remained substantially unchanged in fiscal 2018.

Provision for Income Taxes

	Year Ended January 31,		Change
	2017	2018	$	%
	(in thousands, except percentages)
Provision for income taxes	$465	$478	$13	3%

Provision for income taxes was $0.5 million in fiscal 2017 and remained substantially unchanged in fiscal 2018.

Comparison of the Fiscal Years Ended January 31, 2016 and 2017

Revenue

	Year Ended January 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Revenue:
Product	$68,652	$97,330	$28,678	42%
Support and maintenance	17,360	27,775	10,415	60%
Total	$86,012	$125,105	$39,093	45%

Total revenue increased by $39.1 million, or 45%, from $86.0 million fiscal 2016 to $125.1 million in fiscal 2017.

Product revenue increased by $28.6 million, or 42%, from $68.7 million in fiscal 2016 to $97.3 million in fiscal 2017. The increase in product revenue was primarily driven by higher volume of sales of our products. Our customer count grew from 928 as of January 31, 2016, to 1,273 as of January 31, 2017. We sold 23% more VMstores during fiscal 2017 as compared to fiscal 2016. Our stand-alone software license revenue increased by $7.5 million, or 110%, from $6.8 million in fiscal 2016 to $14.3 million in fiscal 2017.

Support and maintenance revenue increased by $10.4 million, or 60%, from $17.4 million in fiscal 2016 to $27.8 million in fiscal 2017. The increase in support and maintenance revenue was driven primarily by an increase in support contracts sold as a result of increased product sales, as well as continued recognition of deferred support revenue related to product sales made in prior periods.

Cost of Revenue and Gross Margin

	Year Ended January 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Cost of Revenue:
Product	$25,138	$34,738	$9,600	38%
Support and maintenance	7,110	9,437	2,327	33%
Total	$32,248	$44,175	$11,927	37%
Gross margin	63%	65%
Gross margin, product	63%	64%
Gross margin, support and maintenance	59%	66%

Total cost of revenue increased by $12.0 million, or 37%, from $32.2 million in fiscal 2016 to $44.2 million in fiscal 2017.

Cost of product revenue increased by $9.6 million, or 38%, from $25.1 million in fiscal 2016 to $34.7 million in fiscal 2017. Approximately $8.7 million of the increase in cost of product revenue was driven by higher unit volumes. The increase in cost of product revenue was also partially driven by $0.9 million higher costs in our operations organization, primarily related to a $0.7 million increase in personnel costs driven by an 18% average headcount increase.

Cost of support and maintenance revenue increased by $2.3 million, or 33%, from $7.1 million in fiscal 2016 to $9.4 million in fiscal 2017. The increase in cost of support and maintenance revenue was primarily driven by higher costs in our global customer support organization related to an increase of $1.6 million in personnel costs due to a 22% increase in our average headcount in fiscal 2017 as compared to our average headcount in fiscal 2016, a $0.2 million increase to overhead costs and costs to administer and operate our third-party service inventory depots, and a $0.3 million increase in other costs in support of our customer support agreements, all of which were driven by the increase in our customer base.

Gross margin increased from 63% in fiscal 2016 to 65% in fiscal 2017.

Product gross margin increased from 63% in fiscal 2016 to 64% in fiscal 2017. Improvement in our product gross margin was related to favorable product mix, higher stand-alone software sales, and lower inventory charges due to decreases in writedowns of our customer evaluation inventory. The improvement was partially offset by higher costs in our operations organization as we invested in scaling our operations organization through headcount increases.

Support and maintenance gross margin increased from 59% in fiscal 2016 to 66% in fiscal 2017, as we gained leverage in our customer support organization.

Operating Expenses

Research and Development

	Year Ended January 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Research and development	$43,179	$53,445	$10,266	24%

Research and development expense increased by $10.3 million, or 24%, from $43.2 million in fiscal 2016 to $53.5 million in fiscal 2017. The increase in research and development expense was driven primarily by higher personnel costs of $7.9 million due to a 15% increase in our average headcount for the comparable periods as we hired additional personnel to continue to develop new and enhanced product offerings, and a $1.0 million increase in overhead costs. In addition, prototype expense increased by $1.2 million as we continued to expand our research and development efforts.

Sales and Marketing

	Year Ended January 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Sales and marketing	$87,993	$108,903	$20,910	24%

Sales and marketing expense increased by $20.9 million, or 24%, from $88.0 million in fiscal 2016 to $108.9 million in fiscal 2017. The increase in sales and marketing expense was primarily driven by higher personnel costs of $8.5 million due to a 16% average headcount increase. Sales commission and travel expenses increased by $4.8 million due to increased sales, expanded sales and marketing activities, and overhead costs increased by $3.0 million. In addition, as part of our efforts to penetrate and expand in global markets, the cost of our marketing activities, including field events, advertising, tradeshows, brand awareness, demand generation and other expenses, collectively accounted for $3.7 million of the increase.

General and Administrative

	Year Ended January 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
General and administrative	$18,773	$19,364	$591	3%

General and administrative expense increased by $0.6 million, or 3%, from $18.8 million in fiscal 2016 to $19.4 million in fiscal 2017. The increase in general and administrative expense was primarily due to a $1.8 million increase in personnel costs, driven by a 14% increase in average headcount to support our growing operations and a $0.4 million increase in outside professional services. The increase was offset by a $1.6 million decrease in allocated overhead costs.

Other Expense, Net

	Year Ended January 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Other expense, net:
Interest expense	$(4,407)	$(5,231)	$(824)	19%
Other income, net	$254	$677	$423	167%

Other expense, net increased by $0.4 million, or 10%, from $4.2 million in fiscal 2016 to $4.6 million in fiscal 2017.

Interest expense increased by $0.8 million, from $4.4 million in fiscal 2016 to $5.2 million in fiscal 2017. The increase in interest expense was primarily due to increased borrowings under our credit facilities during fiscal 2017 as compared to fiscal 2016, partially offset by a decrease in amortization of deferred credit facility fees, debt issuance cost and debt discounts in relation to our loan obligations.

Other income (expense), net increased by $0.4 million, from $0.3 million in income in fiscal 2016 to $0.7 million in income in fiscal 2017. The change in other income (expense), net was primarily due to an increase of $0.3 million in investment income together with a $0.1 million gain as a result of favorable changes in foreign exchange rates.

Provision for Income Taxes

	Year Ended January 31,		Change
	2016	2017	$	%
	(in thousands, except percentages)
Provision for income taxes	$634	$465	$(169)	(27)%

Provision for income taxes decreased by $0.1 million, or 27%, from $0.6 million in fiscal 2016 to $0.5 million in fiscal 2017. The decrease in provision for income taxes was primarily due to higher tax deductions driven by increased stock option exercises in one of our subsidiaries, in addition to lower corporate tax rates for certain of our subsidiaries.

Selected Quarterly Financial Data (Unaudited)

The following selected consolidated financial and other data should be read together with our consolidated financial statements and accompanying notes included elsewhere in this report. Our historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,	January 31,
	2016	2016	2016	2017	2017	2017	2017	2018
	(in thousands, unaudited)
Consolidated Statements of Operations Data:
Revenue:
Product	$16,677	$20,768	$26,871	$33,014	$22,387	$26,329	$22,758	$19,319
Support and maintenance	6,199	6,788	7,046	7,742	7,968	8,537	9,014	9,592
Total revenue	22,876	27,556	33,917	40,756	30,355	34,866	31,772	28,911
Cost of revenue:
Product(2)	5,936	7,160	8,953	12,689	8,909	11,470	9,757	8,823
Support and maintenance(2)	2,072	2,568	2,424	2,373	3,039	3,682	3,095	4,091
Total cost of revenue	8,008	9,728	11,377	15,062	11,948	15,152	12,852	12,914
Gross profit:
Product	10,741	13,608	17,918	20,325	13,478	14,859	13,001	10,496
Support and maintenance	4,127	4,220	4,622	5,369	4,929	4,855	5,919	5,501
Total gross profit	14,868	17,828	22,540	25,694	18,407	19,714	18,920	15,997
Operating expenses:
Research and development(2)	13,659	12,989	13,227	13,570	14,923	23,080	17,287	18,830
Sales and marketing(2)	24,996	24,466	27,862	31,579	27,442	32,607	28,435	24,201
General and administrative(2)	5,675	4,911	3,955	4,823	5,332	13,171	8,061	8,236
Restructuring charges	—	—	—	—	—	—	890	9
Total operating expenses	44,330	42,366	45,044	49,972	47,697	68,858	54,673	51,276
Loss from operations	(29,462)	(24,538)	(22,504)	(24,278)	(29,290)	(49,144)	(35,753)	(35,279)
Other expense, net:
Interest expense	(1,437)	(1,376)	(1,231)	(1,187)	(1,274)	(2,798)	(2,170)	(2,206)
Other income, net	286	395	54	(58)	42	413	130	148
Total other expense, net	(1,151)	(981)	(1,177)	(1,245)	(1,232)	(2,385)	(2,040)	(2,058)
Loss before provision for income taxes	(30,613)	(25,519)	(23,681)	(25,523)	(30,522)	(51,529)	(37,793)	(37,337)
Provision for income taxes	198	153	89	25	158	138	132	50
Net loss	$(30,811)	$(25,672)	$(23,770)	$(25,548)	$(30,680)	$(51,667)	$(37,925)	$(37,387)
Deemed dividend to Series E and E-1 Convertible Preferred Stock	$—	$—	$—	$—	$(6,588)	$—	$—	$—
Impact of adjustment to Series E, E-1 and F Convertible Preferred Stock	$—	$—	$—	$—	$—	$26,336	$—	$—
Net loss attributable to common stockholders	$(30,811)	$(25,672)	$(23,770)	$(25,548)	$(37,268)	$(25,331)	$(37,925)	$(37,387)
Net loss per share attributable to common stockholders—basic and diluted (1)	$(9.15)	$(7.53)	$(6.87)	$(7.23)	$(10.35)	$(2.05)	$(1.21)	$(1.19)

(1)

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share amounts may not equal annual basic and diluted per share amounts.

(2)	Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30,	July 31,	October 31,	January 31,	April 30,	July 31,	October 31,	January 31,
	2016	2016	2016	2017	2017	2017	2017	2018
	(in thousands, unaudited)
Cost of product revenue	$62	$67	$68	$67	$71	$690	$334	$517
Cost of support and maintenance revenue	76	96	71	80	115	538	358	568
Research and development	1,476	1,384	1,230	1,137	1,276	8,380	5,116	6,836
Sales and marketing	1,223	1,027	959	906	1,044	4,638	2,468	2,282
General and administrative	961	1,069	973	902	959	8,207	3,576	3,845
Total stock-based compensation expense(3)	$3,798	$3,643	$3,301	$3,092	$3,465	$22,453	$11,852	$14,048

(3)

In September 2017, our board of directors approved a restructuring plan, which resulted in a $0.7 million non-cash adjustment to restructuring charges for previously recognized stock-based compensation expense related to awards that will not vest as a result of the restructuring plan.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

We have experienced negative cash flows from operations since our inception and expect negative cash flows from operations to continue for the foreseeable future. Net losses incurred during the years ended January 31, 2016, 2017, and 2018, amounted to $101.0 million, $105.8 million, and $157.7 million, respectively. Unless and until we are able to generate sufficient revenue from sales of our products and services to generate positive cash flows from operations, we expect such losses to continue. We are also subject to certain financial covenants related to our debt facilities that, if breached, could result in the debt becoming immediately due and payable in the event the lenders choose to declare an event of default. We do not currently have sufficient liquidity to repay amounts outstanding under our debt facilities should they become immediately due and payable. Further, regardless of whether these amounts become immediately due and payable, we likely do not have sufficient liquidity to continue our operations beyond June 30, 2018. As of January 31, 2018, we were not in compliance with certain covenants contained in our credit facility with Silicon Valley Bank (SVB). In March 2018, we amended the credit facility with SVB in exchange for the waiver by SVB with respect to certain prior events of default (Note 15). In April 2018, we entered into an amended and restated loan agreement with SVB to, among other things, extend the maturity date of our credit facility to May 2, 2019. In April 2018, we also entered into an amendment with TriplePoint to extend the maturity date of our credit facility to August 2019. Since the amendment to the terms of our credit agreements with our lenders, we have revised our forecasts of our cash flows and liquidity position for forward periods, casting additional doubt around our ability to meet our debt covenants. There can be no assurance that our lenders will not seek to demand immediate payment of amounts due under the relevant agreements as a result of the revisions to our forecasts.

Historically, we have funded a significant portion of our operations through the issuance of equity and debt. In the year ended January 31, 2016, we raised $124.6 million in gross proceeds (Note 7) related to the sale of convertible preferred stock. We have also entered into credit facilities, under which we have borrowed an aggregate of $69.0 million as of January 31, 2018, and drawn down $25.0 million from our Note Purchase Agreement in February and March 2018 (Notes 5 and 15). In July 2017, we completed our IPO, in which we raised $55.8 million, after deducting underwriting discounts and commission of $4.2 million. In August 2017, we sold an additional 1,000,000 shares of our common stock in connection with the IPO underwriters exercising an over-allotment option, pursuant to which we received net proceeds of $6.5 million, after deducting underwriting discounts and commissions.

The additional financing from our IPO, our existing cash and cash equivalents, amounts borrowed under our credit facilities and Note Purchase Agreement (Note 15), and our plan to continue to drive efficiencies in the our sales organization and other business units, through efforts such as the September 2017 restructuring plan (Note 12) and the February 2018 and March 2018 restructuring plans (Note 15), may not allow us to meet our debt financial covenants or provide sufficient liquidity for us to meet our obligations through May 17, 2019, and we will likely fail to comply with our minimum liquidity covenants as early as May 31, 2018. As a result, there is substantial doubt about our ability to continue as a going concern.

While we plan to mitigate the conditions that are causing the substantial doubt to raise additional debt or equity financing and/or work with our lenders to amend certain financial covenants, it cannot be assessed as that we will be successful. Our ability to raise additional liquidity and/or amend our financial covenants is subject to a number of uncertainties, including, but not limited to, the market demand for our common or preferred stock, our financial performance and outlook, the market demand for our products and services, negative economic developments, adverse market conditions, significant delays in launch of new products and lack of market acceptance of new products.

If we are unable to successfully raise additional capital or otherwise address our liquidity requirements, we will likely fail to satisfy the minimum liquidity covenants of our credit facilities as early as the end of May 2018, which would constitute an event of default under those facilities and enable our lenders to demand immediate payment of all amounts due under those facilities.  We do not currently have the ability to repay these amounts. Further, regardless of whether these amounts become immediately due and payable, we likely do not have sufficient liquidity to continue our operations beyond June 30, 2018.  We are currently actively seeking additional sources of financing and considering various alternatives for the company including the potential sale of the company, but cannot assure you that we will be able to obtain such financing on acceptable terms, if at all, or sell the company at a price that will provide any meaningful proceeds to our stockholders, if at all.

Based on our current forecasts, it is probable that we will be unable to comply with our financial covenants through January 31, 2019, and will likely fail to comply with certain financial covenants as early as May 31, 2018, and as such have classified all of our outstanding debt balances as of January 31, 2018 as a current liability.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2016	2017	2018
	(in thousands)
Cash used in operating activities	$(62,109)	$(70,366)	$(91,860)
Cash provided by (used in) investing activities	(56,409)	58,334	(6,415)
Cash provided by financing activities	161,597	9,425	82,550
Foreign exchange impact on cash and cash equivalents	(2)	(61)	(42)
Net increase (decrease) in cash and cash equivalents	$43,077	$(2,668)	$(15,767)

Cash Flows Used In Operating Activities

In fiscal 2018, cash used in operating activities was $91.9 million. The primary factors affecting our cash used in operating activities during this period were our net loss of $157.7 million, partially offset by non-cash charges of $51.8 million for stock-based compensation, $7.1 million for depreciation and amortization of our property and equipment, $2.0 million for accretion of balloon payment and amortization of debt issuance cost, credit facility fees and discount on debt, $1.0 million for non-cash adjustments resulting from our restructuring during fiscal 2018, and net cash flows of $5.9 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $13.0 million decrease in accounts receivable. The decrease in accounts receivable was primarily a result of lower sales in the fourth quarter of fiscal 2018 compared to fourth quarter of fiscal 2017 and timing of collections. Changes in our operating assets and liabilities were also significantly affected by a $5.2 million increase in deferred revenue, and a $0.5 million decrease in prepaid expenses and other assets, offset by a $7.6 million decrease in accounts payable and accrued liabilities, payment of costs of $4.2 million in connection with our IPO, and a $1.0 million increase in inventory. The increase in deferred revenue was due to a greater number of support and maintenance contracts related to continued product sales and increased renewal of existing support and maintenance contracts associated with our larger installed customer base. The decrease in accounts payable and accrued liabilities is primarily affected by lower cash operating expenses and cost of sales in the fourth quarter of fiscal 2018 compared to fourth quarter of fiscal 2017 and timing of payments.

In fiscal 2017, cash used in operating activities was $70.4 million. The primary factors affecting our cash used in operating activities during this period were our net loss of $105.8 million, partially offset by non-cash charges of $13.8 million for stock-based compensation, $9.3 million for depreciation and amortization of our property and equipment, $0.8 million for accretion of balloon payment and amortization of debt issuance cost, credit facility fees and discount on debt, and net cash flows of $11.5 million provided by changes in our operating assets and liabilities. The primary driver of the changes in operating assets and liabilities was a $14.6 million increase in deferred revenue. The increase in deferred revenue was due to a greater number of support and maintenance contracts related to the growth in our product sales and increased renewal of existing support and maintenance contracts associated with our larger installed customer base. Changes in our operating assets and liabilities were also significantly affected by a $13.7 million increase in accounts payable and accrued liabilities, offset by a $10.0 million increase in accounts receivable, a $3.1 million increase in inventories, payment of costs of $2.3 million in connection with our IPO, and $1.4 million increase in prepaid expenses and other assets. The increase in accounts payable and accrued liabilities was primarily attributable to increased activities to support overall business growth. The increase in accounts receivable was primarily due to revenue growth. We expect operating cash flows to continue to be affected by timing of sales and timing of collections. The increase in inventories was primarily attributable to incremental service inventory acquired to support our customer support agreements associated with our larger installed customer base.

Cash Flows Provided By (Used In) Investing Activities

In fiscal 2018, net cash used in investing activities was $6.4 million, which consisted of $11.5 million from purchases of investments and $6.4 million from purchases of property and equipment, partially offset by $11.5 million from maturities of our investments.

In fiscal 2017, net cash provided by investing activities was $58.3 million, which consisted of $76.4 million from maturities of our investments, partially offset by $13.8 million from purchases of investments and $4.3 million of purchases of property and equipment.

Cash Flows Provided By Financing Activities

In fiscal 2018, net cash provided by financing activities was $82.6 million, which consisted primarily of $62.3 million of proceeds from the IPO, net of underwriting discounts and commissions, $15.0 million from the draw-down from our credit facility, $5.0 million from the draw-down of our revolving line of credit and $0.5 million of proceeds from exercises of stock options, partially offset by $0.2 million of capital lease financing payments.

In fiscal 2017, net cash provided by financing activities was $9.4 million, which consisted primarily of $7.0 million from the draw-down of our revolving line of credit and $2.3 million of proceeds from exercises of stock options.

Debt Obligations

Credit Facility with TriplePoint

We have a credit facility with TriplePoint which, as of January 31, 2018, provided up to $50.0 million of available funds. This credit facility is secured by a security interest, junior to the SVB facility described below, on substantially all of our assets, including our intellectual property, and contains certain customary non-financial restrictive covenants. As of January 31, 2018, $50.0 million was outstanding under this facility.

In April 2018, we entered into an amendment with TriplePoint to extend the maturity date of our credit facility to August 2019.  Pursuant to the amended terms, of the $50.0 million outstanding under this facility, $15.0 million will bear interest at 10.5% per year and $35.0 million will bear interest at 12.75% per year. The $50.0 million principal amount will become due in August 2019; provided, however, that if we, on or before August 2019, prepay a minimum of $25.0 million of the total amount outstanding under this facility, the maturity date for the then remaining outstanding principal balance will be extended to February 2021, subject to us making equal monthly amortizing payments of principal and interest through the extended maturity date.  Certain end-of-term payments will become payable upon the maturity of this indebtedness and certain other fees will become payable in connection with this indebtedness upon the occurrence of a change of control of the company.

Revolving Line of Credit with Silicon Valley Bank

We have a revolving line of credit with SVB, from which an amount based on a percentage of qualifying accounts receivable is available for us to borrow up to a total of $15.0 million. This facility is secured by a security interest, senior to the TriplePoint facility described above, on substantially all of our assets, including our intellectual property, and is subject to certain financial covenant. This facility is scheduled to expire May 2, 2019. As of January 31, 2018, we had $19.0 million outstanding under this facility.

As of January 31, 2018, we were not in compliance with certain covenants contained in our credit facility with SVB. In March 2018, we amended the credit facility with SVB in exchange for the waiver by SVB with respect to certain prior events of default (Note 15).

In April 2018, we entered into an amended and restated revolving loan agreement with SVB to, among other things, extend the maturity date of our credit facility. Under the amended agreement, we may borrow, through May 2, 2019, up to $12.5 million dependent upon our monthly accounts receivables balances, subject to the terms and conditions of the agreement. The $5.0 million non-formula facility previously included in our SVB revolving line of credit terminated in May 2018. Our revolving line of credit with SVB contains certain financial covenants, including a covenant that we achieve total revenues of at least $20.5 million, $23.4 million, $26.3 million and $29.4 for our fiscal quarters ending April 30, 2018, July 31, 2018, October 31, 2018 and January 31, 2019, respectively, and a covenant that we maintain a minimum level of cash and availability under the SVB line of credit of at least $15.0 million through July 31, 2018 and at least $10.0 million thereafter. We may also be required to pay a fee to SVB upon a change of control.

The amended and restated revolving loan agreement, among other things, provides for a secured revolving formula loan facility from SVB in an aggregate principal amount of up to $12.5 million (the “Formula Revolver”).  The loans under the Formula Revolver accrue interest at a floating per annum rate based on the prime rate published in the Wall Street Journal, plus (i) 3.0% during a Streamline Period (as defined in the amended and restated revolving loan agreement) or (ii) 4.0% at all other times. Accrued interest on the revolving loans is required to be paid monthly.

Since the amendment to the terms of our credit agreements with TriplePoint and SVB, we have revised our forecasts of our cash flows and liquidity position for forward periods, casting additional doubt around our ability to meet our debt covenants. There can be no assurance that our lenders will not seek to demand immediate payment of amounts due under the relevant agreements as a result of the revisions to our forecasts.

Note Purchase Agreement

In May 2017, we entered into a Note Purchase Agreement with certain of our stockholders pursuant to which such stockholders have agreed to purchase from us, at our election, one or more subordinated convertible promissory notes, or Notes, having an aggregate maximum principal amount of $25.0 million. As of January 31, 2018, no Notes were issued and sold under the Note Purchase Agreement. In February and March 2018, we issued an aggregate of $25.0 million of convertible promissory notes under the Note Purchase Agreement.

The Notes issued under the Note Purchase Agreement have an interest rate of 8.0% per annum and mature in August 2019. If the Notes remain outstanding on or after December 1, 2019, at our election, we may convert the amounts outstanding under the Notes, if any, into common stock at the IPO price of $7.00 per share, provided that any Notes issued to entities affiliated with Insight Venture Partners shall be converted at the average closing price of our common stock on the Nasdaq Stock Market over the 30-day period preceding the conversion. The Notes are subject to acceleration upon the occurrence of an event of default, which include nonpayment, breach of representations and warranties, and the occurrence of certain bankruptcy or insolvency events.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of January 31, 2018:

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Operating Leases(1)	$32,741	$7,145	$14,379	$11,217	$—
Capital leases	199	103	96	—	—
Debt obligations(2) (3) (4)	68,962	18,962	50,000	—	—
Purchase obligations	9,730	9,730	—	—	—
Total	$111,632	$35,940	$64,475	$11,217	$—

(1)	In February 2018, we terminated our lease of certain office space located at 205 Ravendale Drive, Mountain View, California.
(2)	In February and March 2018, we issued an aggregate of $25.0 million of convertible promissory notes under the Note Purchase Agreement, which mature in August 2019.
(3)

In April 2018, we entered into an amendment with TriplePoint to extend the maturity date of our credit facility to August 2019. The $50.0 million principal amount will become due in August 2019; provided, however, that if we, on or before August 2019, prepay a minimum of $25.0 million of the total amount outstanding under this facility, the maturity date for the then remaining outstanding principal balance will be extended to February 2021, subject to us making equal monthly amortizing payments of principal and interest through the extended maturity date.

(4)

In April 2018, we entered into an amended and restated revolving loan agreement with SVB to, among other things, extend the maturity date of our credit facility. Under the amended agreement, we may borrow, through May 2, 2019, up to $12.5 million dependent upon our monthly accounts receivables balances, subject to the terms and conditions of the agreement. The $5.0 million non-formula facility previously included in our SVB revolving line of credit terminated in May 2018.

We contract with an offshore subsidiary of Flex to manufacture all of our hardware products. Our agreement with Flex does not require us to purchase any minimum volumes of products from Flex, but in the normal course of business we provide rolling nine month forecasts to Flex of our monthly purchase requirements, the first three months of which are purchase commitments that Flex relies upon to procure components used to build finished products. We have commitments to Flex related to inventories on-hand at Flex and non-cancelable purchase orders for our products and related components. We record a charge to cost of product sales for firm, non-cancelable and unconditional purchase commitments with Flex for non-standard components when and if quantities exceed our future demand forecasts. As of January 31, 2017 and 2018, we had $13.5 million and $9.7 million of purchase commitments with Flex, respectively.

Off-Balance Sheet Arrangements

In fiscal 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these consolidated financial statements requires our management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates, assumptions and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances. Different assumptions and judgments would change the estimates used in the preparation of our consolidated financial statements, which, in turn, could change the results from those reported. We evaluate our estimates, assumptions and judgments on an ongoing basis.

The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

We generate revenue from sales of enterprise cloud platform products and related support and maintenance. We derive revenue primarily from two sources: (i) product revenue, which includes hardware and perpetual software license revenue and (ii) support and maintenance revenue, which includes support, installation services and training. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; the product or service has been delivered; the sales price is fixed or determinable; and collection is reasonably assured.

We define each of the four criteria above as follows:

•

Persuasive Evidence of an Arrangement Exists. We use stand-alone purchase orders, signed sales quotations or purchase orders pursuant to the terms and conditions of a master sales agreement to support the evidence of an arrangement with channel partners, distributors and customers.

•

Delivery Has Occurred. We use shipping documentation to verify delivery of products. We typically recognize product revenue upon transfer of title and risk of loss, which is primarily upon shipment to channel partners, distributors and customers. Support and maintenance revenue is recognized over time as the services are delivered. We generally do not have significant obligations for future performance, such as rights of return or pricing credits, associated with sales of our products. It is our practice to identify an end-user prior to shipment to a channel partner or distributor.

•

The Sales Price Is Fixed or Determinable. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction. If the terms are extended beyond our normal payment terms, we will recognize revenue as the payments become due. Payment from partners is not contingent on partner’s receiving payment from customers.

•

Collection Is Reasonably Assured. We assess probability of collection on a customer-by-customer basis. Our channel partners, distributors and customers are subjected to a credit review process that evaluates their financial condition and ability to pay.

Support and maintenance revenue includes arrangements for software and technical support for our products. While purchasing support and maintenance services is not mandatory, substantially all products shipped have been purchased together with a support contract. Support is offered under renewable, fee-based contracts and includes technical support, hardware repair and replacement parts, and software patches, bug fixes, updates, and upgrades. Support and maintenance revenue is initially deferred and recognized ratably over the life of the contract, with the related expenses, including the write down of customer support inventory to its net realizable value, recognized as incurred. Support and maintenance contracts range from one to five years. Unearned support revenue is included in deferred revenue.

Professional service revenue primarily consists of fees we earn related to installation. While installation services are not contractually mandatory, customers occasionally purchase such services. We generally recognize revenue from installation services upon delivery or completion of performance. Installation services are typically short term in nature. To date, revenue arising from installation services has been insignificant.

We report revenue net of sales taxes. Shipping charges billed to customers are included in product revenue and the related shipping and handling costs are included in cost of product revenue.

Our offering consists of hardware products containing software components that function together to provide the essential functionality of the product. Therefore, our hardware products (inclusive of the core software) are considered non-software deliverables and are not subject to industry-specific software revenue recognition guidance.

Our product revenue also includes revenue from the sale of stand-alone software products. Stand-alone software may operate on our hardware product, but is not considered essential to the functionality of the hardware and is subject to the industry-specific software revenue recognition guidance.

Our typical multiple element arrangement includes hardware product (including the essential software) and support. We may also sell stand-alone software as part of our multiple element arrangements. We consider each of these deliverables to be separate units of accounting based on whether the delivered items have stand-alone value. We have determined that each unit of accounting has stand-alone value because they are sold separately by us or, for hardware products, because the customers can resell them to others on a stand-alone basis.

For certain arrangements with multiple deliverables, we allocate the arrangement fee to the non-software element based upon the relative selling price of such element and, if software and software-related elements such as support for the software element are also included in the arrangement, we allocate the arrangement fee to those software and software-related elements as a group. After such allocations are made, the amount of the arrangement fee allocated to the software and software-related elements is accounted for using the residual method. When applying the relative selling price method, we determine the selling price for each element using vendor-specific objective evidence, or VSOE, of selling price, if it exists, or if not, third-party evidence, or TPE, of selling price, if it exists. If neither VSOE nor TPE of selling price exist for an element, we use our best estimated selling price, or BESP, for that element. The revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for that element.

When an arrangement includes stand-alone software products and related support, under the software revenue recognition guidance, we use the residual method to recognize revenue when a product agreement includes one or more elements to be delivered at a future date and VSOE of the fair value of all undelivered elements exists. In the majority of our contracts, the only element that remains undelivered at the time of delivery of the product is support services. Under the residual method, the VSOE of fair value of the undelivered elements is deferred and the remaining portion of the contract fee is recognized upfront as product revenue. If evidence of the VSOE of fair value of the undelivered elements does not exist, all revenue is deferred and recognized at the earlier of (i) delivery of those elements occurs or (ii) when fair value can be established unless support services is the only undelivered element, in which case, the entire arrangement fee is recognized ratably over the contractual period of the support services.

VSOE of fair value for elements of an arrangement is based upon the normal pricing and discounting practices for those deliverables when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for a deliverable fall within a reasonably narrow pricing range, evidenced by a substantial majority of such historical stand-alone transactions falling within a reasonably narrow range.

We are not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a stand-alone basis.

When we are unable to establish the selling price of our deliverables using VSOE or TPE, we use BESP in our allocation of arrangement consideration. The objective of BESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine BESP for the purposes of allocating the arrangement by reviewing market factors including, but not limited to, pricing practices including discounting, the geographies in which we offer our products and services, and the type of customer (i.e., channel or end-user). Additionally, we consider historical transactions, including transactions whereby the deliverable was sold on a stand-alone basis.

Deferred revenue consists of billings or payments received in advance of revenue recognition and primarily relate to support and maintenance. Deferred revenue that will be recognized during the twelve-month period following the balance sheet date is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.

Inventories

Inventories consist primarily of raw materials related to component parts and finished goods. Finished goods include both inventory held for sale, service inventory held at third-party service inventory depots in support of customer support agreements, and customer evaluation inventory.

Inventory values are stated at the lower of cost (on a first in, first out method) or market value. A provision is recorded to adjust inventory to its estimated realizable value when inventory is determined to be in excess of anticipated demand or obsolete. Specifically, service inventory is written down to its net realizable value based upon the estimated loss of utility starting from the date the customer support inventory is placed in the third-party service inventory depots; and customer evaluation inventory is reviewed and reserved for excess and obsolescence.

We use significant judgment in establishing our forecasts of future demand within a specific time horizon and obsolete material exposures. These estimates depend on our assessment of current and expected purchases from our customers, product lifecycle and development plans and current sales levels. If actual market conditions are less favorable than those projected by management, which may be caused by factors within and outside of our control, we may be required to increase our inventory write-downs, which could have an adverse impact on our gross margins and profitability.

Income Taxes

Income tax expense is an estimate of current income taxes payable in the current fiscal year based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences and carryforwards that we recognize for financial reporting and income tax purposes.

We recognize income taxes under the asset and liability method. We recognize deferred income tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. We recognize the effect on deferred income taxes of a change in tax rates in income in the period that includes the enactment date.

We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses we have generated in the past, we believe that it is more likely than not that the deferred tax assets will not be realized as of January 31, 2018. Accordingly, we have recorded a full valuation allowance on our net deferred tax assets.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. We make adjustments to these reserves when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. The provision for income taxes includes the effects of any reserves that are considered appropriate, as well as the related net interest and penalties.

We expect to permanently reinvest undistributed earnings in foreign subsidiaries outside of the United States to fund future foreign operations. We project that we will have sufficient cash flow in the United States and will not need to repatriate the foreign earnings to finance our domestic operations. If we were to distribute these earnings to the United States, we would be subject to U.S. income taxes, less any allowable foreign tax credits, and foreign withholding taxes. We have not recorded a deferred tax liability on any portion of our undistributed earnings in foreign subsidiaries. If we were to repatriate these earnings to the United States, any associated income tax liability would be insignificant.

We believe that we have adequately reserved for our uncertain tax positions, although we can provide no assurance that the final tax outcome of these matters will not be materially different. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on our financial condition and operating results. The provision for income taxes includes the effects of any reserves that we believe are appropriate, as well as the related net interest and penalties.

The Tax Cuts and Jobs Act of 2017 (Tax Act), as signed by the President of the United States on December 22, 2017, significantly revises U.S. tax law.  The tax reform legislation reduces the corporate tax rate, limits or eliminates certain tax deductions and changes the taxation of foreign earnings of U.S. multinational companies. The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of our foreign subsidiaries at reduced tax rates. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.

The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018.  Consequently, we recorded a decrease to deferred tax assets of approximately $59.2 million.  This reduction was fully offset by a corresponding change in the valuation allowance recorded against deferred tax assets.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.  We are able to make a reasonable estimate of the Transition Tax and expect to utilize U.S. net operating losses to reduce the tax. We will continue to gather additional information to more precisely compute the amount of the Transition Tax within the measurement period.  Although the tax rate reduction is known, we have not collected all of the necessary data to complete our analysis of the effect of the Tax Act on the underlying deferred taxes and as such, the amounts recorded as of January 31, 2018, are provisional.

Stock-Based Compensation

Stock Options

Stock-based compensation expense is measured and recognized in the financial statements based on the fair value of the awards granted. The fair value of a stock option is estimated on the grant date using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized, net of actual forfeitures, over the requisite service period of the awards, which is generally four years.

Our use of the Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, expected term of the option, expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

These assumptions and estimates are as follows:

•

Fair Value of Common Stock. Prior to our IPO, we estimated the fair value of common stock. See further discussion in “Common Stock Valuations” below.  Subsequent to our IPO, we use the closing price of our common stock as reported by The NASDAQ Global Market on the date of grant to determine the fair value of our common stock.

•	Expected Term. The expected term of the options is calculated as the midpoint between the average vesting period and the contractual term of the option grants.

•

Expected Volatility. Since we do not have sufficient historical data on volatility of our common stock, the expected volatility is based on an average of the historical volatility of a group of comparable publicly traded companies in similar industries over a period equivalent to the expected term of the options.

•	Risk-Free Interest Rate. The risk-free rate that we use is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the options.
•

Dividends. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future and, therefore, we used an expected dividend yield of zero in the valuation model.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to the historic optionee exercise and termination behavior and to our common stock value, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

We have granted stock awards with a service condition only, which stock-based compensation expense is recognized using straight-line method over the requisite service period of the awards. As of January 31, 2018, we had a total of approximately $18.4 million of unrecognized stock-based compensation expense related to stock awards with a service condition only, which is expected to be recognized over a weighted-average period of 2.0 years.

In May 2017, we repriced each Eligible Option to a new exercise price of $13.68 per share, which is no less than the fair value of our common stock as determined by our compensation committee on the date of repricing. Eligible Options covering 3,291,783 shares of our common stock with a weighted average exercise price of $24.31 were repriced on May 30, 2017. The incremental stock based compensation expense related to this repricing is $7.3 million, of which $2.6 million is recorded on the date of repricing, and the remaining $4.7 million will be recognized over 2.5 years.

Restricted Stock Units

Stock-based compensation expense is measured and recognized in the financial statements based on the fair value of our common stock on the date of the grant. Stock-based compensation expense is recognized, net of actual forfeitures, over the requisite service period of the award, and upon performance conditions being met. As of January 31, 2018, we had a total of approximately $28.9 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted-average period of 2.0 years.

Common Stock Valuations

Prior to our IPO, the fair value of our common stock underlying our stock options was determined by our board of directors. The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In the absence of a public trading market, our board of directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following factors:

•	contemporaneous valuations performed by unrelated third-party valuation firms;
•	the prices, rights, preferences and privileges of our convertible preferred stock relative to those of our common stock;
•	the lack of marketability of our common stock;
•	our actual operating and financial performance;
•	current business conditions and projections;
•	our hiring key personnel and the experience of our management;
•	our history and the timing of the introduction of new products and services;

•	our stage of development;
•	the likelihood of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our business given prevailing market conditions;
•	the illiquidity of stock-based awards involving securities in a private company;
•	the market performance of comparable publicly traded companies;
•	recent private stock sales transactions; and
•	U.S. and global capital market conditions.

In valuing our common stock, the fair value of our business, or Enterprise Value, was determined using a guideline publicly traded company analysis of the market approach. The Enterprise Value determined was then adjusted to remove our debt obligations and add back cash and cash equivalents as of the valuation date to arrive at an equity value. In general, the resulting equity value was then allocated to our common stock using a combination of the option pricing method and a probability weighted expected return method. After the equity value is determined and allocated to the various classes of shares, a discount for lack of marketability, or DLOM, is applied to arrive at the fair value of the common stock. The DLOM reflects the lower value placed on securities that are not freely transferable, as compared to those that trade frequently in an established market. With respect to the valuation report that we received in May 2017, the resulting equity value was allocated to our common stock using a probability weighted expect return method and not the option pricing method, and no DLOM was applied, due to proximity to this offering, the lower indicated valuation range of our common stock and the relatively large number of shares of common stock issuable upon conversion of our preferred stock in connection with this offering.

Our assessments of the fair value of the common stock for grant dates between the dates of the valuations were based in part on the current available financial and operational information and the common stock value provided in the most recent valuation as compared to the timing of each grant. For financial reporting purposes, we considered the amount of time between the valuation date and the grant date to determine whether to use the latest common stock valuation or a straight-line calculation between the two valuation dates. This determination included an evaluation of whether the subsequent valuation indicated that any significant change in valuation had occurred between the previous valuation and the grant date.

Subsequent to our IPO, we have relied on the closing price of our common stock as reported by The NASDAQ Global Market on the date of grant to determine the fair value of our common stock.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, Scope of Modification Accounting. The standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective for us in the first quarter of fiscal year 2019. We are evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The standard provides new authoritative guidance addressing eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The standard is effective for us in the first quarter of fiscal year 2019. We are evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases. The standard increases transparency and comparability among organizations by requiring companies to recognize leased assets and related liabilities on the balance sheet and disclose key information about leasing arrangements. This standard is effective for us in the first quarter of fiscal year 2020. We are evaluating the impact the adoption of this standard will have on our consolidated financial statements.

In May 2014, FASB issued ASU, 2014-09, Revenue from Contracts with Customers. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers, to defer the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, but permits entities to adopt the original effective date if they choose. The standard will be applied using either the full or modified retrospective adoption methods. We will adopt the new standard in the first quarter of fiscal 2019 using the full retrospective adoption method.

The most significantly impacted areas relate to the deferral of costs to obtain a contract, which are primarily commission expense directly incurred as a result of sales of products and related support, and the upfront revenue recognition of the amount allocated from support and maintenance to products for certain arrangements, as the requirement relating to the contingency of the performance of the service is eliminated in the new standard.

For the year ended January 31, 2017, we currently expect the adoption of the standard to result in the recognition of additional revenue of approximately $2.7 million to $3.7 million and a decrease in sales and marketing expense of approximately $1.3 million to $2.3 million. For the year ended January 31, 2018, we currently do not expect the adoption of the standard to result in significant changes in revenue or expenses. In addition, the adoption of the standard will result in a decrease in deferred revenue of approximately $4.8 million to $5.8 million and $5.1 million to $6.1 million as of January 31, 2017 and 2018, respectively, driven by the upfront recognition of revenue allocated from support and maintenance to products for certain arrangements for which the contingency on the performance of the service no longer exists, and an increase in deferred commissions of approximately $3.8 million to $4.8 million and $4.6 million to $5.6 million as of January 31, 2017 and 2018, respectively, which will be recognized in sales and marketing expense in future periods.

The adoption of the standard will have no significant impact to the provision for income taxes and will have no impact to the net cash used in, or provided by, operating, investing, or financing activities on our consolidated statements of cash flows.

We are finalizing the impact of the standard on our consolidated financial statements and disclosures, as well as changes to our systems, processes, and internal controls. Our preliminary assessments are subject to change.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Tintri, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tintri, Inc. and subsidiaries (the Company) as of January 31, 2017 and 2018, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ deficit, and cash flows for each of the years in the three-year period ended January 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2017 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 2018, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred negative cash flows from operations, is required to maintain compliance with certain financial covenants and, regardless of the financial covenants, the Company likely does not have sufficient cash to meet its obligations associated with its operating activities beyond June 30, 2018. Together these factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

San Francisco, California

May 16, 2018

TINTRI, INC

Consolidated Balance Sheets

(in thousands, except share and per share data)

	As of January 31,
	2017	2018
Assets
Current assets:
Cash and cash equivalents	$48,048	$32,281
Accounts receivable, net	30,749	17,722
Inventories, net	6,509	7,494
Prepaid and other current assets	6,202	3,633
Total current assets	91,508	61,130
Property and equipment, net	10,410	12,246
Other long-term assets	2,984	2,871
Total assets	$104,902	$76,247
Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$15,674	$11,908
Accrued and other current liabilities	20,668	23,301
Deferred revenue, current	28,056	31,679
Long-term debt, current portion	—	68,638
Total current liabilities	64,398	135,526
Deferred revenue, non-current	28,389	29,982
Long-term debt	48,914	—
Other long-term liabilities	5,041	2,449
Total liabilities	146,742	167,957
Commitments and contingencies (Note 6)
Convertible preferred stock, par value of $0.00005 per share—10,651,216 and 100,000,000 shares authorized as of January 31, 2017 and 2018; 10,610,966 and 0 shares issued and outstanding as of January 31, 2017 and 2018; aggregate liquidation preference $259,254 and $0 as of January 31, 2017 and 2018	257,141	—
Stockholders’ deficit:
Common stock, par value of $0.00005 per share—21,333,333 and 1,000,000,000 shares authorized as of January 31, 2017 and 2018; 3,627,748 and 31,324,097 shares issued and outstanding as of January 31, 2017 and 2018	1	2
Additional paid-in capital	41,745	387,232
Notes receivables from stockholders	(1,544)	(750)
Accumulated other comprehensive loss	(466)	(355)
Accumulated deficit	(338,717)	(476,628)
Treasury stock	—	(1,211)
Total stockholders’ deficit	(298,981)	(91,710)
Total liabilities, convertible preferred stock and stockholders’ deficit	$104,902	$76,247

See accompanying notes to consolidated financial statements.

TINTRI, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended January 31,
	2016	2017	2018
Revenue:
Product	$68,652	$97,330	$90,793
Support and maintenance	17,360	27,775	35,111
Total revenue	86,012	125,105	125,904
Cost of revenue:
Product	25,138	34,738	38,959
Support and maintenance	7,110	9,437	13,907
Total cost of revenue	32,248	44,175	52,866
Gross profit:
Product	43,514	62,592	51,834
Support and maintenance	10,250	18,338	21,204
Total gross profit	53,764	80,930	73,038
Operating expenses:
Research and development	43,179	53,445	74,120
Sales and marketing	87,993	108,903	112,685
General and administrative	18,773	19,364	34,800
Restructuring charges	—	—	899
Total operating expenses	149,945	181,712	222,504
Loss from operations	(96,181)	(100,782)	(149,466)
Other expense, net:
Interest expense	(4,407)	(5,231)	(8,448)
Other income, net	254	677	733
Total other expense, net	(4,153)	(4,554)	(7,715)
Loss before provision for income taxes	(100,334)	(105,336)	(157,181)
Provision for income taxes	634	465	478
Net loss	$(100,968)	$(105,801)	$(157,659)
Deemed dividend to Series E and E-1 Convertible Preferred Stock	$—	$—	$(6,588)
Impact of adjustment to Series E, E-1 and F Convertible Preferred Stock	$—	$—	$26,336
Net loss attributable to common stockholders	$(100,968)	$(105,801)	$(137,911)
Net loss per share attributable to common stockholders— basic and diluted	$(32.15)	$(30.73)	$(6.98)
Weighted-average shares used in computing net loss per share attributable to common stockholders—basic and diluted	3,140,947	3,442,549	19,763,684

See accompanying notes to consolidated financial statements.

TINTRI, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended January 31,
	2016	2017	2018
Net loss	$(100,968)	$(105,801)	$(157,659)
Other comprehensive income (loss), net of taxes:
Unrealized gains on available-for-sale investments	(27)	14	—
Foreign currency translation adjustments	(28)	(274)	111
Comprehensive loss, net of taxes	$(101,023)	$(106,061)	$(157,548)

See accompanying notes to consolidated financial statements.

TINTRI, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share and per share data)

						Notes	Accumulated
	Convertible				Additional	receivable	other			Total
	preferred stock		Common stock		paid-in	from	comprehensive	Accumulated	Treasury	stockholders’
	Shares	Amount	Shares	Amount	capital	stockholders	loss	deficit	stock	deficit
Balance - January 31, 2015	7,782,781	$134,371	3,131,353	$1	$11,464	$(766)	$(151)	$(131,948)	$—	$(121,400)
Issuance of Series F Convertible Preferred Stock at $44.04 per share for cash, net of issuance costs of $1,784	2,828,185	122,770	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	329,717	—	3,132	—	—	—	—	3,132
Repurchase of unvested early exercised stock options	—	—	(1,702)	—	(5)	—	—	—	—	(5)
Vesting of early exercise of stock options	—	—	—	—	23	—	—	—	—	23
Vesting of stock options exercised with notes receivable	—	—	—	—	556	(556)	—	—	—	—
Accrued interest for notes receivable from stockholders	—	—	—	—	—	(39)	—	—	—	(39)
Stock-based compensation	—	—	—	—	9,755	—	—	—	—	9,755
Other comprehensive loss	—	—	—	—	—	—	(55)	—	—	(55)
Net loss	—	—	—	—	—	—	—	(100,968)	—	(100,968)
Balance - January 31, 2016	10,610,966	257,141	3,459,368	1	24,925	(1,361)	(206)	(232,916)	—	(209,557)
Issuance of common stock upon exercise of stock options	—	—	168,380	—	2,292	—	—	—	—	2,292
Vesting of early exercise of stock options	—	—	—	—	65	—	—	—	—	65
Vesting of stock options exercised with notes receivable	—	—	—	—	558	(558)	—	—	—	—
Proceeds from repayment of notes receivable from stockholder	—	—	—	—	—	411	—	—	—	411
Accrued interest for notes receivable from stockholders	—	—	—	—	—	(36)	—	—	—	(36)
Stock-based compensation	—	—	—	—	13,834	—	—	—	—	13,834
Excess tax benefit from stock-based compensation	—	—	—	—	71	—	—	—	—	71
Other comprehensive loss	—	—	—	—	—	—	(260)	—	—	(260)
Net loss	—	—	—	—	—	—	—	(105,801)	—	(105,801)
Balance - January 31, 2017	10,610,966	257,141	3,627,748	1	41,745	(1,544)	(466)	(338,717)	—	(298,981)
Issuance of common stock upon exercise of stock options	—	—	33,011	—	470	—	—	—	—	470
Early exercise of stock options	—	—	—	—	(665)	—	—	—	—	(665)
Vesting of early exercise of stock options	—	—	—	—	891	—	—	—	—	891
Vesting of stock options exercised with notes receivable	—	—	—	—	231	(231)	—	—	—	—
Accrued interest for notes receivable from stockholders	—	—	—	—	—	(19)	—	—	—	(19)
Deemed dividend to Series E and E-1 Convertible Preferred Stock	—	6,588	—	—	—	—	—	(6,588)	—	(6,588)
Repayment of executive employee promissory notes through repurchase of common stock	—	—	186,885	—	—	—	—	—	—	—
Repurchase of common stock by way of note forgiveness	—	—	(88,520)	—	—	1,044	—	—	(1,211)	(167)
Stock-based compensation	—	—	—	—	51,818	—	—	—	—	51,818
Stock-based compensation reversal due to restructuring	—	—	—	—	(738)	—	—	—	—	(738)
Conversion of convertible preferred stock to common stock	(10,610,966)	(237,393)	17,992,973	1	237,392	—	—	—	—	237,393
Impact of adjustment to Series E, E-1, and F Convertible Preferred Stock	—	(26,336)	—	—	—	—	—	26,336	—	26,336
Reclassification of convertible preferred stock warrant liability to additional paid in capital	—	—	—	—	375	—	—	—	—	375
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	9,572,000	—	62,314	—	—	—	—	62,314
Payment of offering costs	—	—	—	—	(6,601)	—	—	—	—	(6,601)
Other comprehensive loss	—	—	—	—	—	—	111	—	—	111
Net loss	—	—	—	—	—	—	—	(157,659)	—	(157,659)
Balance - January 31, 2018	—	$—	31,324,097	$2	$387,232	$(750)	$(355)	$(476,628)	$(1,211)	$(91,710)

See accompanying notes to consolidated financial statements.

TINTRI, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended January 31,
	2016	2017	2018
Cash flows from operating activities:
Net loss	$(100,968)	$(105,801)	$(157,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,753	9,270	7,105
Stock-based compensation expense	9,755	13,834	51,818
Excess tax benefit from stock-based compensation	—	71	—
Accretion of balloon payment	947	603	1,709
Amortization of debt issuance cost, credit facility fees and debt discounts	670	239	241
Restructuring charges	—	—	(974)
Other	(39)	(36)	(16)
Changes in operating assets and liabilities:
Accounts receivable	(4,083)	(10,036)	13,027
Inventories	1,821	(3,134)	(1,024)
Prepaid expenses and other assets	(645)	(1,383)	550
Payment of offering costs	—	(2,348)	(4,253)
Accounts payable	(1,095)	7,291	(6,354)
Deferred revenue	18,842	14,581	5,216
Accrued and other liabilities	4,933	6,483	(1,246)
Net cash used in operating activities	(62,109)	(70,366)	(91,860)
Cash flows from investing activities:
Purchase of property and equipment	(10,914)	(4,337)	(6,415)
Purchase of investments	(70,419)	(13,807)	(11,513)
Proceeds from maturities of investments	6,350	76,478	11,513
Proceeds from disposition of investments	18,574	—	—
Net cash provided by (used in) investing activities	(56,409)	58,334	(6,415)
Cash flows from financing activities:
Payment on capital lease financing	(300)	(240)	(234)
Proceeds from issuance of convertible preferred stock, net of issuance costs	122,770	—	—
Proceeds from revolving line of credit	7,000	6,962	5,000
Proceeds from term loan	35,000	—	15,000
Repayment of revolving line of credit	(6,000)	—	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	62,314
Proceeds from repayment of employee notes receivable	—	411	—
Proceeds from exercise of stock options	3,132	2,292	470
Repurchase of common stock	(5)	—	—
Net cash provided by financing activities	161,597	9,425	82,550
Foreign exchange impact on cash and cash equivalents	(2)	(61)	(42)
Net increase (decrease) in cash and cash equivalents	43,077	(2,668)	(15,767)
Cash and cash equivalents, beginning of period	7,639	50,716	48,048
Cash and cash equivalents, end of period	$50,716	$48,048	$32,281
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$361	$912	$145
Cash paid for interest	$2,411	$4,038	$6,573
Supplemental disclosures of noncash investing and financing activities:
Common stock warrants issued to Series E-2 and F-2 holders	$—	$—	$14,641
Conversion of convertible preferred stock to common stock	$—	$—	$263,729
Vesting of early exercised options	$23	$65	$891
Assets acquired through accounts payable	$402	$317	$2,157
Transfer of inventory to sales demonstration equipment	$1,150	$140	$416
Deemed dividend to series E and E-1 Convertible Preferred Stock	$—	$—	$6,588
Impact of adjustment to Series E, E-1 and F Convertible Preferred Stock	$—	$—	$26,336
Repurchase of common stock by way of note forgiveness	$—	$—	$1,211
Repayment of executive employee promissory notes through repurchase of common stock	$—	$—	$7,899

See accompanying notes to consolidated financial statements.

TINTRI, INC.

Notes to Consolidated Financial Statements

(1) Business Overview

Description of Business

Tintri, Inc. (Tintri or the Company) was incorporated in the state of Delaware in 2008 and is headquartered in Mountain View, California. The Company develops and markets an enterprise cloud platform combining cloud management software technology and a range of all-flash and hybrid storage systems, for virtualized and cloud environments.

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

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has experienced negative cash flows from operations since its inception and expects negative cash flows from operations to continue for the foreseeable future. Net losses incurred during the years ended January 31, 2016, 2017, and 2018, amounted to $101.0 million, $105.8 million, and $157.7 million, respectively. Unless and until the Company is able to generate sufficient revenue from sales of its products and services to generate positive cash flows from operations, it expects such losses to continue. The Company is also subject to certain financial covenants related to its debt facilities that, if breached, could result in the debt becoming immediately due and payable in the event the lenders choose to declare an event of default. The Company may not have sufficient liquidity to repay amounts outstanding under its debt facilities should they become immediately due and payable. As of January 31, 2018, the Company was not in compliance with certain covenants contained in its credit facility with Silicon Valley Bank (SVB). In March 2018, the Company amended the credit facility with SVB in exchange for the waiver by SVB with respect to certain prior events of default (Note 15). In April 2018, the Company entered into an amended and restated loan agreement with SVB to, among other things, extend the maturity date of its credit facility to May 2, 2019. In April 2018, the Company also entered into an amendment with TriplePoint to extend the maturity date of its credit facility to August 2019.

Historically, the Company has funded a significant portion of its operations through the issuance of equity and debt. In the year ended January 31, 2016, the Company raised $124.6 million in gross proceeds (Note 7) related to the sale of convertible preferred stock. The Company has also entered into credit facilities, under which the Company had borrowed an aggregate of $69.0 million as of January 31, 2018, and drawn down $25.0 million from its Note Purchase Agreement in February and March 2018 (Notes 5 and 15). In July 2017, the Company completed its IPO, in which it raised $55.8 million, after deducting underwriting discounts and commission of $4.2 million. In August 2017, the Company sold an additional 1,000,000 shares of its common stock in connection with the IPO underwriters exercising an over-allotment option, pursuant to which the Company received net proceeds of $6.5 million, after deducting underwriting discounts and commissions.

The additional financing from the Company’s IPO, its existing cash and cash equivalents, amounts borrowed under its credit facilities and Note Purchase Agreement (Note 15), and its plan to continue to drive efficiencies in the Company’s sales organization and other business units, through efforts such as the September 2017 restructuring plan (Note 12) and the February 2018 and March 2018 restructuring plans (Note 15), may not allow the Company to meet its debt financial covenants as early as May 31, 2018. Further, regardless of the financial covenants the Company likely does not have sufficient cash to meet its obligations associated with its operating activities beyond June 30, 2018. As a result, there is substantial doubt about the Company’s ability to continue as a going concern.

While the Company’s plan to mitigate the conditions that are causing the substantial doubt is to raise additional debt or equity financing and/or work with its lenders to amend certain financial covenants, it cannot be assessed as that the Company will be successful. The Company’s ability to raise additional liquidity and/or amend its financial covenants is subject to a number of uncertainties, including, but not limited to, the market demand for the Company’s common or preferred stock, the Company’s financial performance and outlook, the market demand for the Company’s products and services, negative economic developments, adverse market conditions, significant delays in launch of new products and lack of market acceptance of new products.

If the Company is unable to successfully raise additional capital or otherwise address its liquidity requirements, it will likely fail to satisfy the minimum liquidity covenants of its credit facilities as early as the end of May 2018, which would constitute an event of default under those facilities and enable its lenders to demand immediate payment of all amounts due under those facilities.  The Company does not currently have the ability to repay these amounts. Although the Company is seeking to raise additional debt or equity financing in order to remain in compliance with the financial covenants under its credit facilities, it may be unable to do so. As a result, the Company is currently undertaking a review of the potential business alternatives in addition to seeking additional capital, which may include restructuring or refinancing its indebtedness, undertaking additional restructuring plans, reducing or delaying capital expenditures, filing for bankruptcy protection, winding down its business, or selling the business or certain of its assets or operations.

Based on the Company’s assessment, it is probable that it will be unable to comply with its financial covenants through January 31, 2019, and it may fail to comply with certain financial covenants as early as May 31, 2018, and as such it has classified all outstanding balances as of January 31, 2018 as a current liability.

(2) Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, the determination of the fair value of deliverables included in multiple element revenue arrangements, valuation of inventories, warranty liability, the useful lives of property and equipment, fair value of the Company’s common stock, value of convertible preferred stock warrant liability, the value of stock options granted, accounting for income taxes, including the valuation reserve on deferred tax assets and accounting for uncertain tax positions, and contingencies. Management evaluates these estimates and assumptions on an ongoing basis using historical experience and other factors and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could materially differ from those estimates and assumptions.

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

Partners or direct customers representing greater than 10% of the Company’s revenue and accounts receivable are as follows:

	Revenue for the Year Ended January 31,			Accounts Receivable as of January 31,
	2016	2017	2018	2017	2018
Partner A	*	*	26%	16%	26%

*	Represents less than 10%.

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

Foreign Currency Translation and Transactions

The financial position and operating results of the Company’s international subsidiaries in the United Kingdom, Japan, Ireland, Singapore, Australia, and Canada have been measured using their respective local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the respective consolidated balance sheet date. Revenue and expenses are translated into U.S. dollars using average exchange rates for the corresponding period. Translation adjustments are recorded within other comprehensive loss as a separate component of stockholders’ deficit. There is no income tax effect of currency translation adjustments related to foreign subsidiaries as the Company has no present intention of remitting the undistributed earnings of its foreign subsidiaries.

Gains and losses from the remeasurement of foreign currency-denominated balances into the functional currency are included in Other income, net in the Company’s consolidated statements of operations. Remeasurement gains and losses were immaterial in the years ended January 31, 2016, 2017, and 2018.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amounts and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio and an allowance for returns. An allowance for doubtful accounts is determined based on the aging of the Company’s trade receivables, historical experience, and management judgment. The Company writes off trade receivables against the allowance when management determines a balance is uncollectible and no longer actively pursues collection of the receivable. An allowance for returns is determined based on historical returns and management judgment. As of January 31, 2017 and 2018, allowance for doubtful accounts was $0.1 million and $0, respectively. Allowance for returns was $0.3 million and $0.4 million as of January 31, 2017 and 2018, respectively.

Inventories

Inventories consist primarily of raw materials related to component parts and finished goods. Finished goods include inventory held for sale, service inventory held at third-party service inventory depots in support of customer service agreements, and customer evaluation inventory.

The following is a summary of the Company’s inventories by major category (in thousands):

	As of January 31,
	2017	2018
Raw materials	$264	$132
Finished goods	6,245	7,362
	$6,509	$7,494

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

The Company recorded inventory write-downs of $1.8 million, $1.2 million, and $1.9 million for the years ended January 31, 2016, 2017, and 2018, respectively, of which $0.6 million, $0.2 million, and $0.3 million, respectively, were recorded in cost of product revenue and $1.2 million, $1.0 million, and $1.6 million, respectively, were recorded in cost of support and maintenance revenue in the consolidated statements of operations.

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

Impairment of Long-Lived Assets

The Company evaluates events and changes in circumstances that could indicate carrying amounts of long-lived assets, consisting of property and equipment, may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets by determining whether or not the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future undiscounted cash flows is less than the carrying amount of an asset, the Company records an impairment charge for the amount by which the carrying amount of the asset exceeds the fair value of the asset. When the Company determines that the useful lives of assets are shorter than was originally estimated, the Company accelerates the rate of depreciation over the assets’ new, shorter useful lives. Through January 31, 2018, the Company did not write down any of its long-lived assets as a result of impairment.

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

All costs incurred in the research and development of the Company’s software products are expensed as incurred until technological feasibility has been established. As of January 31, 2017 and 2018, there were no capitalized computer software development costs as the time between technological feasibility and general release is short.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs for the years ended January 31, 2016, 2017, and 2018, were $1.1 million, $0.8 million, and $2.3 million, respectively.

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

The Company records a valuation allowance to reduce its deferred tax assets to the net amount that the Company believes is more likely than not to be realized. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance. Realization of deferred tax assets is dependent upon the generation of future taxable income, if any, the timing and amount of which are uncertain. Due to the history of losses the Company has generated in the past, the Company believes that it is not more likely than not that the deferred tax assets will be realized as of January 31, 2018. Accordingly, the Company has recorded a full valuation allowance on its net deferred tax assets.

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

Recently Issued and Not Yet Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) No. 2017-09, Scope of Modification Accounting. The standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard is effective for the Company in the first quarter of fiscal year 2019. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

In August 2016, FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The standard provides new authoritative guidance addressing eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The standard is effective for the Company in the first quarter of fiscal year 2019. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

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

In May 2014, FASB issued ASU, 2014-09, Revenue from Contracts with Customers. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers, to defer the effective date of ASU 2014-09 by one year to annual reporting periods beginning after December 15, 2017, but permits entities to adopt the original effective date if they choose. The standard will be applied using either the full or modified retrospective adoption methods. The Company will adopt the new standard in its first quarter of fiscal 2019 using the full retrospective adoption method.

The most significantly impacted areas relate to the deferral of costs to obtain a contract, which are primarily commission expense directly incurred as a result of sales of products and related support, and the upfront revenue recognition of the amount allocated from support and maintenance to products for certain arrangements, as the requirement relating to the contingency of the performance of the service is eliminated in the new standard. Costs to obtain a contract will be amortized on a systematic basis that is consistent with the pattern of revenue recognition of the related performance obligation, which may be at a point in time for product, or over time for support and maintenance contract, which range from one to five years.

Based on the Company’s preliminary assessment, it does not expect the adoption of the standard to result in material changes in revenue or deferred revenue.  Any changes to revenue and deferred revenue will be driven by the upfront recognition of revenue allocated from support and maintenance to products for certain arrangements for which the contingency on the performance of the service no longer exists. Further, deferred costs to obtain contracts, which will be recognized in sales and marketing expense in future periods, are not expected to be material.

The adoption of the standard will have no significant impact to the provision for income taxes and will have no impact to the net cash used in, or provided by, operating, investing, or financing activities on the Company's consolidated statements of cash flows.

The Company is finalizing the impact of the standard on its consolidated financial statements and disclosures, as well as changes to its systems, processes, and internal controls. The Company's preliminary assessments are subject to change.

(3) Fair Value Measurements

The Company categorizes assets and liabilities recorded at fair value on its consolidated balance sheets based on the accounting guidance framework for measuring fair value on either a recurring or nonrecurring basis, whereby inputs used in valuation techniques are assigned a hierarchical level.

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

The following table presents the fair value of the Company’s financial assets and liabilities using the above input categories as of January 31, 2017 and 2018 (in thousands):

	As of January 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$31,468	$—	$—	$31,468
Total cash equivalents	31,468	—	—	31,468
Total assets measured at fair value	$31,468	$—	$—	$31,468
Convertible preferred warrants:
Series E Convertible Preferred Stock warrants(1)	$—	$—	$568	$568
Total convertible preferred stock warrants	—	—	568	568
Total liabilities measured at fair value	$—	$—	$568	$568

	As of January 31, 2018
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,735	$—	$—	$11,735
Total cash equivalents	11,735	—	—	11,735
Total assets measured at fair value	$11,735	$—	$—	$11,735

(1)

Series E Convertible Preferred Stock Convertible Preferred Stock warrant liability is included in Other long-term liabilities in the accompanying consolidated balance sheets. Immediately prior to the closing of the IPO, all convertible preferred stock warrants automatically converted into common stock warrants.

A summary of the changes in the fair value of the Company’s convertible preferred stock warrant liability is as follows (in thousands):

	As of January 31,
	2017	2018
Convertible preferred stock warrant liability—beginning balance	$532	$568
Change in fair value(1)	36	(470)
Issuance of convertible preferred stock warrants	—	277
Reclassification of convertible preferred stock warrant liability to additional paid in capital	—	(375)
Convertible preferred stock warrant liability—ending balance	$568	$—

(1)	Recorded in the consolidated statements of operations within Other income, net.

The Company did not have any material financial assets or liabilities for which fair value is determined using Level 3 inputs other than convertible preferred stock warrants and common stock warrants, which are discussed further in Note 7 Convertible Preferred Stock and Note 8 Common Stock, respectively.

(4) Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consist of the following (in thousands):

	As of January 31,
	2017	2018
Computer equipment	$17,431	$20,176
Sales demonstration equipment	5,903	7,656
Leasehold improvements	5,941	6,010
Furniture and fixtures	1,550	2,046
Beta equipment	1,060	1,706
Software	649	660
Construction in progress	39	2,825
Total property and equipment	32,573	41,079
Less accumulated depreciation and amortization	(22,163)	(28,833)
Total property and equipment, net	$10,410	$12,246

Depreciation and amortization expense related to property and equipment for the years ended January 31, 2016, 2017, and 2018, was $7.8 million, $9.3 million, and $7.1 million, respectively.

Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	As of January 31,
	2017	2018
Accrued vacation	$3,561	$3,511
Accrued interest	61	3,141
Accrued sales commissions	4,706	2,567
Accrued sales and use taxes payable	1,697	2,060
Accrued bonus	2,427	1,417
Other accruals	8,216	10,605
Total accrued and other current liabilities	$20,668	$23,301

(5) Debt Obligations

Debt obligations, net of debt discount and deferred financing costs, consist of the following (in thousands):

	As of January 31,
	2017	2018
Revolving line of credit	$13,962	$18,962
Term loan	34,952	49,676
Total debt	48,914	68,638
Less current portion of debt	—	(68,638)
Total long-term portion of debt	$48,914	$—

As of January 31, 2018, the Company has a credit facility with TriplePoint (Facility Agreement) that provides up to $50.0 million of available funds. This credit facility is secured by a security interest, junior to the SVB facility described below, on substantially all of the Company’s assets, including its intellectual property, and contains certain customary non-financial restrictive covenants.

In connection with the Facility Agreement, the Company issued a warrant which was initially exercisable upon issuance for 17,030 shares of Series F Convertible Preferred Stock at an exercise price of $14.68 per share. The warrant provided that, upon additional loan being made available and drawn, the warrant would become exercisable for an additional 11,353 shares of Series F Convertible Preferred Stock at the same exercise price of $14.68 per share. The warrant expires in February 2024.

As of January 31, 2018, $50.0 million was outstanding under the Facility Agreement. Of such amount, $15.0 million bears interest at 9.0% per year and becomes due in February 2019. The remaining $35.0 million bears interest at 11.25% per year and also becomes due in February 2019. If the Company, on or before February 2019, prepays a minimum of $20.0 million of the total $50.0 million of principal outstanding under this facility and pays an amortization fee to TriplePoint and complies with certain other conditions, the maturity of the remaining $30.0 million outstanding principal balance will be extended to August 2020, subject to the Company making equal monthly amortizing payments of principal and interest through the extended maturity date, calculated at an interest rate equal to 1.50% higher than the rate that previously applied.

In April 2018, the Company entered into an amendment with TriplePoint to extend the maturity date of its credit facility to August 2019 (Note 15).

The Company also has a revolving line of credit with SVB, from which an amount based on a percentage of qualifying accounts receivable is available for the Company to borrow, as well as an amount available on a non-formula basis, up to a total of $20.0 million. This facility is secured by a security interest, senior to the TriplePoint facility described above, on substantially all of the Company’s assets, including its intellectual property, and is subject to certain financial covenants. This facility expired in May 2018. As of January 31, 2018, $19.0 million was outstanding under this facility, which bears weighted average interest of 5.09% per year.

As of January 31, 2018, the Company was not in compliance with certain covenants contained in its credit facility with SVB.

In March 2018, the Company entered into a Waiver and Tenth Amendment to Loan and Security Agreement (the Tenth Amendment) with SVB. The Tenth Amendment provides for the interest rate on amounts outstanding under the Loan Agreement shall be equal to the prime rate plus 1.85% per annum through March 31, 2018, in exchange for the waiver by SVB with respect to certain prior events of default, in each case subject to the terms and conditions set forth in the Tenth Amendment. Further, in April 2018, the Company entered into an amended and restated loan agreement with SVB to, among other things, extend the maturity date of its credit facility (Note 15).

Amortization of credit facility fees and debt issuance costs and discounts to interest expense under the line of credit and the credit facility was $0.5 million, $0.2 million, and $0.2 million for the years ended January 31, 2016, 2017, and 2018, respectively. The credit facility fee balance was $0 as of both January 31, 2017 and 2018. The debt issuance costs and discounts balance was $0 and $0.3 million as of January 31, 2017 and 2018, respectively. The accreted balloon payment balance as of January 31, 2017 and 2018, was $1.4 million and $3.0 million, respectively.

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

In June 2017, the Company entered into an amendment to the Note Purchase Agreement with certain of its stockholders. Pursuant to the amendment, the obligations of the Company to issue and the stockholders to purchase Convertible Promissory Notes was to expire upon the earlier to occur of December 31, 2019, or a change of control of the Company. In addition, at any time on or after December 1, 2019, at the Company’s election, pursuant to the approval of a majority of the members of the Company’s board of directors, the Convertible Promissory Notes will convert into shares of the Company’s common stock at the IPO price of $7.00 per share, provided that any Convertible Promissory Notes issued to entities affiliated with one of the Company’s existing stockholders that is a party to the Note Purchase Agreement will be converted at the average price of the Company’s common stock on the NASDAQ Stock Market over the 30-day period preceding the conversion.

As of January 31, 2018, no Convertible Promissory Notes were issued under the Note Purchase Agreement. In February and March 2018, the Company issued an aggregate of $25.0 million of Notes under the Note Purchase Agreement, which mature in August 2019 (Note 15).

As of January 31, 2018, scheduled principal payments on the outstanding borrowings are as follows (in thousands):

As of January 31, 2018:
2019(2)(3)(4)	$18,962
2020(2)(3)(4)	50,000
Total(1)	68,962
Less debt discount	(324)
Less current portion(2)(3)	(68,638)
Non-current portion(1)(2)(3)	$—

(1)	In February and March 2018, the Company issued an aggregate of $25.0 million of Notes under the Note Purchase Agreement (Note 15).
(2)	In April 2018, the Company entered into an amendment with TriplePoint to extend the maturity date of its credit facility to August 2019 (Note 15).

(3)

In April 2018, the Company entered into an amended and restated loan agreement with SVB to, among other things, extend the maturity date of its credit facility. Under the amended agreement, the Company may borrow, through May 2, 2019, up to $ 12.5 million dependent upon its monthly accounts receivables balances, subject to the terms and conditions of the agreement.  The $5.0 million non-formula facility previously included in its SVB revolving line of credit terminated in May 2018.

(4)

Based on the Company’s assessment, it is probable that it will be unable to comply with its financial covenants through January 31, 2019, and it may fail to comply with certain financial covenants as early as May 31, 2018, and as such it has classified all outstanding debt balances as of January 31, 2018 as a current liability.

(6) Commitments and Contingencies

Leases

The Company has entered into various non-cancelable operating lease agreements and capital lease agreements for its offices and equipment with lease periods expiring between fiscal 2018 and 2023. Certain of these arrangements have escalating rent payment provisions and optional renewal clauses. The Company is also committed to pay a portion of the actual operating expenses under certain of these operating lease agreements. As of January 31, 2018, future minimum lease payments under non-cancelable operating leases were as follows (in thousands):

As of January 31, 2018:
2019	$7,145
2020	7,175
2021	7,204
2022	7,233
2023	3,984
Committed gross lease payments	32,741
Less proceeds from sublease rental	(3,012)
Net operating lease obligation	$29,729

In February 2018, the Company terminated its lease of certain office space located at 205 Ravendale Drive, Mountain View, California (Note 15).

The Company recognizes rent expense under its operating leases on a straight-line basis. Rent expense totaled $4.3 million, $5.3 million, and $6.3 million for the years ended January 31, 2016, 2017, and 2018, respectively.

As of January 31, 2018, future minimum lease payments under non-cancelable capital leases were as follows (in thousands):

As of January 31, 2018:
2019	$103
2020	85
2021	11
Total	199
Interest	(10)
Total	$189

Contingencies

Following the Company’s initial public offering in July 2017, four class action lawsuits were filed against it. On September 18, 2017, a securities class action lawsuit was filed against the Company and is now pending in the United States District Court for the Northern District of California, under the caption Tuller v. Tintri, Inc. et al., No. 4:17-CV-05714-YGR (filed Sept. 18, 2017). A consolidated complaint has been filed in the Tuller action, which, in addition to the Company, names as defendants the then-Chief Executive Officer, the then-Chief Financial Officer, and the Chief Technology Officer, and alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. The Company filed a motion to dismiss on March 30, 2018.

Three substantially similar lawsuits were subsequently filed in California state court in the County of San Mateo against the same parties, as well as the then-serving members of the Company’s Board of Directors, the underwriters of the Company’s initial public offering, and entities associated with several institutional investors that invested in the Company prior to the initial public offering. These suits also allege violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933, and are captioned Clayton v. Tintri, Inc. et al., No. 17CIV04312 (filed Sept. 20, 2017), Nurlybayev v. Tintri, Inc. et al., No. 17CIV04321 (filed Sept. 21, 2017), and Golosiy v. Tintri, Inc. et al., No. 17CIV04618 (filed Oct. 6, 2017). The actions have yet to be consolidated and a consolidated complaint has yet to be filed.

All four class action lawsuits are based on similar allegations that the Company made false and misleading statements in the registration statement and prospectus filed with the SEC in connection with its initial public offering. Each lawsuit is purportedly brought on behalf of a putative class of all persons who purchased shares of common stock pursuant or traceable to the Company’s initial public offering, and seeks, among other things, compensatory damages and attorney’s fees and costs on behalf of the putative class.

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

Purchase Commitments

During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company provides rolling forecasts to its contract manufacturer of the monthly purchase requirements, a certain amount of which are purchase commitments that the contract manufacturer relies upon to procure components used to build finished products. The Company records a charge to cost of product revenue for firm, non-cancelable and unconditional purchase commitments with its contract manufacturer for non-standard components when and if quantities exceed the Company’s future demand forecasts. As of January 31, 2017 and 2018, the Company had approximately $13.5 million and $9.7 million of purchase commitments with its contract manufacturer, respectively.

(7) Convertible Preferred Stock

Prior to the closing of the Company’s IPO, the Company’s convertible preferred stock was issuable in series. The number of authorized, issued, and outstanding shares of convertible preferred stock, the issuance date, net proceeds and the aggregate liquidation preferences for the convertible preferred stock as of January 31, 2017, and immediately prior to the automatic conversion of the convertible preferred stock into common stock were as follows (in thousands, except share data):

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

In April 2017, the Company amended its Certificate of Incorporation to modify the automatic conversion terms that would apply to shares of Series E and E-1 Convertible Preferred Stock in the event that the Company completes a sale of its common stock in a firm underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended, for which the proceeds are at least $50.0 million in the aggregate (Qualified IPO) in which the per share public offering price is less than the Series E and E-1 Convertible Preferred Stock purchase price of $43.47828 per share. In lieu of holders of the Series E and E-1 Convertible Preferred Stock having an election to receive cash in such circumstances, under the amended Certificate of Incorporation, the holders of Series E and E-1 Convertible Preferred Stock will have similar rights as the holders of Series F Convertible Preferred Stock if the per share public offering price in a Qualified IPO is less than 1.1x the Series E and E-1 Convertible Preferred purchase price, or $47.826108. As a result of this modification to Series E and E-1 Convertible Preferred Stock, the Company recorded a deemed dividend to Series E and E-1 Convertible Preferred Stock of $6.6 million resulting in a charge to accumulated deficit.

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

In addition, immediately prior to the closing of the Company’s IPO, all convertible preferred stock warrants automatically converted into common stock warrants. Accordingly, the Company revalued the convertible preferred stock warrants and reclassified the outstanding preferred stock warrant liability balance to additional paid-in capital with no further remeasurements as the common stock warrants are now deemed permanent equity. As a result of the automatic conversion, 68,633 shares of convertible preferred stock warrants converted into an aggregate 205,897 shares of common stock warrants. Of the 205,897 shares of common stock warrants, 34,058 shares will not be exercisable until such time that additional loan amount of $10.0 million under the Facility Agreement is drawn.

(8) Common Stock

Shares Reserved for Future Issuance

As of January 31, 2017 and 2018, the Company had reserved the following shares of authorized but unissued common stock:

	As of January 31,
	2017	2018
	(in shares)
Convertible preferred stock	10,610,966	—
Options and RSUs outstanding and shares available for grant	5,814,388	12,080,540
Convertible preferred stock warrants	40,250	—
Common stock warrants	25,000	1,897,562
Total	16,490,604	13,978,102

Stock Plans

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

Early Exercise of Stock Options. The Company’s 2008 Plan allows select employees to exercise options prior to vesting. The Company has a right to repurchase unvested shares acquired upon early exercise of options at the original exercise price upon termination of employment. The repurchase rights will lapse in accordance with the original vesting schedule of the option. Early exercises of options are not deemed to be substantive exercises for accounting purposes and, accordingly, amounts received for early exercises are recorded as a liability included in other long-term liabilities. These amounts are reclassified to common stock as the underlying options vest. As of January 31, 2017 and 2018, shares held by employees that were subject to repurchase were 49,234 and 0, respectively, with an aggregate purchase price of $0.5 million and $0, respectively.

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

In May 2017, the executive employee with the full-recourse promissory note was issued 88,520 shares (Additional Options) of fully vested and exercisable options. In June 2017, the outstanding principal and interest balance of $1.0 million was repaid in full by the executive employee through the Company’s repurchase of 88,520 shares of the executive employee’s common stock. The shares were valued at $13.68 per share, which was the fair market value of the Company’s common stock as determined by the Company’s compensation committee on the date of the repurchase. The Company deems the issuance of 88,520 Additional Options, and its purchase of the shares of common stock issued pursuant to the note, in lieu of forgiving the executive employee’s loan altogether, as a stock repurchase. The Company recorded additional stock-based compensation expense of $0.5 million during the year ended January 31, 2018, representing the extent that the fair value of the 88,520 Additional Options and the value of the loan forgiven exceeds the fair value of the 88,520 shares of common stock repurchased.

In May 2017, the executive employee with the partial recourse promissory note was issued 501,104 Additional Options that are fully vested and exercisable on the date of the grant. In June 2017, the outstanding principal and interest balance of $6.9 million was repaid in full by the executive employee through the Company’s repurchase of 501,104 shares of the executive employee’s common stock. The shares were valued at $13.68 per share, which was the fair market value of the Company’s common stock as determined by the Company’s compensation committee on the date of the repurchase. The repayment of the promissory note through the Company’s repurchase of all 501,104 shares purchased under the note, and the issuance of the 501,104 Additional Options, is treated as a modification of the promissory note. The Company did not record any additional compensation for the modification as the fair value of these Additional Options did not exceed the fair value of the promissory note.

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

In April 2018, the Company adopted the 2018 Inducement Plan (Note 15).

Stock-Based Compensation

The following is a summary of shares available for grant under the Company’s stock plans for the years ended January 31, 2017 and 2018:

Available for grant—January 31, 2016	156,417
Authorized	1,405,316
Options and RSUs granted	(1,240,032)
Options and RSUs canceled	738,891
Available for grant—January 31, 2017	1,060,592
Authorized	7,024,194
Options and RSUs granted	(8,738,088)
Options and RSUs canceled	1,661,703
Available for grant—January 31, 2018	1,008,401

The following is a summary of stock option activity under the Company’s stock plans for the years ended January 31, 2017 and 2018:

		Options Outstanding
	Number of shares underlying outstanding options	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding—January 31, 2017	4,467,961	$18.83	7.5	$60,756
Options granted	1,580,416	$16.72
Options exercised	(219,896)	$10.04
Options canceled	(1,475,636)	$12.88
Outstanding—January 31, 2018	4,352,845	$12.49	7.2	$756
Vested and exercisable
January 31, 2018	2,908,420	$12.19	6.7	$692
Vested and Expected to Vest
January 31, 2018	4,352,845	$12.49	7.2	$756

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the fair value of the common stock for options that had exercise prices that were lower than the fair value per share of the common stock. The aggregate intrinsic value of stock options exercised for the years ended January 31, 2016, 2017, and 2018, was $4.5 million, $2.9 million, and $0.6 million, respectively.

The weighted-average grant date fair value of options granted during the years ended January 31, 2016, 2017, and 2018, was $12.36, $17.34, and $7.97 per share, respectively.

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

	Year Ended January 31,
	2016	2017	2018
Risk-free interest rate	1.64%	1.52%	1.86%
Expected term (in years)	6.08	6.04	5.47
Expected volatility	55.80%	61.68%	48.21%
Dividend yield	—	—	—

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

Restricted Stock Units

The Company grants RSUs to its executives, employees, and members of the Board of Directors (the Board). The Board determines the vesting conditions for RSUs and the period over which the RSUs will vest and be settled. RSUs convert into common stock upon vesting and settlement.

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

The following is a summary of RSU activity under the Company’s stock plans for the year ended January 31, 2018, is presented below:

	Shares	Weighted average grant date fair value per share
Outstanding—January 31, 2016	—	$—
Awarded	319,885	$30.54
Released	—	$—
Forfeited	(34,050)	$30.06
Outstanding—January 31, 2017	285,835	$30.60
Awarded	7,157,672	$9.23
Released	—	$—
Forfeited	(724,213)	$13.33
Outstanding—January 31, 2018	6,719,294	$9.69

Employee Stock Purchase Plan

In May 2017, the Board of the Company authorized and approved a 2017 Employee Stock Purchase Plan (the ESPP).

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

On each purchase date, participating employees will purchase common stock at a price per share equal to 85% of the lesser of the fair market value of the Company’s common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. If the stock price of the Company's common stock on any purchase date in an offering period is less than the stock price on the first trading day of that offering period, participants will be withdrawn from the current offering period following their purchase of shares on the purchase date and will be automatically re-enrolled in a new offering period.

For the first offering period, which began on June 29, 2017, the fair market value of the common stock used for the first offering period was $7.00, the IPO price of the Company’s common stock.

The Company uses the Black-Scholes option-pricing model to determine the fair value of shares purchased under the ESPP with the following weighted average assumptions on the date of the grant:

	Year Ended January 31,
	2016	2017	2018
Risk-free interest rate	n/a	n/a	1.32%
Expected term (in years)	n/a	n/a	1.36
Expected volatility	n/a	n/a	45.74%
Dividend yield	n/a	n/a	—

Stock-Based Compensation Expense

Total stock-based compensation expense recognized for stock award in the consolidated statements of operations and by type of award is as follows (in thousands):

	Year Ended January 31,
	2016	2017	2018
Stock-based compensation:
Cost of product revenue	$181	$264	$1,612
Cost of support and maintenance revenue	176	323	1,579
Research and development	2,906	5,227	21,608
Sales and marketing	3,073	4,115	10,432
General and administrative	3,419	3,905	16,587
Total stock-based compensation expense(1)	$9,755	$13,834	$51,818

	Year Ended January 31,
	2016	2017	2018
Stock-based compensation:
Stock options(1) (2)	$9,755	$13,834	$19,821
RSUs(1)	—	—	30,984
ESPP	—	—	1,013
Total stock-based compensation expense	$9,755	$13,834	$51,818

(1)

In September 2017, the Company’s board of directors approved a restructuring plan (Note 12), which resulted in a $0.7 million non-cash adjustment to restructuring charges for previously recognized stock-based compensation expense related to awards that will not vest as a result of the restructuring plan.

(2)

In May 2017, the Company repriced each outstanding and unexercised stock option held by current service providers with an exercise price in excess of $13.68 per share (each, an Eligible Option), to a new exercise price of $13.68 per share, which is no less than the fair market value of the Company's common stock as determined by the Company's compensation committee on the date of repricing. Eligible Options covering 3,291,783 shares of the Company's common stock with a weighted average exercise price of $24.31 were repriced. Additional stock-based compensation expense related to this repricing is $7.3 million, of which $2.6 million was recognized immediately on the date of repricing for Eligible Options that were vested.

As of January 31, 2018, the total unrecognized stock-based compensation expense related to the outstanding stock awards was $50.9 million, which is expected to be recognized over a weighted-average period of 2.0 years.

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

In June 2017, the Company amended its certificate of incorporation to eliminate certain variable rate adjustments to the conversion ratios of the Series E, E-1 and F Convertible Preferred Stock and replaced them with certain fixed conversion ratios. As an integral part of the transaction, the Company issued warrants to purchase up to 1,666,665 shares of common stock to the Series E-2 and F-2 Holders. The warrants will become exercisable for ten years from the date of grant and have an exercise price of $16.44 per share. The warrants may be exercised on a cashless basis. The warrants from this arrangement remain outstanding as of January 31, 2018.

In addition, immediately prior to the closing of the Company’s IPO, all convertible preferred stock warrants automatically converted into common stock warrants. Accordingly, the Company revalued the convertible preferred stock warrants and reclassified the outstanding preferred stock warrant liability balance to additional paid-in capital with no further remeasurements as the common stock warrants are now deemed permanent equity. As a result of the automatic conversion, 68,633 shares of convertible preferred stock warrants converted into an aggregate 205,897 shares of common stock warrants. Of the 205,897 shares of common stock warrants, 34,058 shares will not be exercisable until such time that additional loan amount of $10.0 million under the Facility Agreement is drawn.

(9) 401(k) Plan

The Company maintains a tax-qualified retirement plan, or the 401(k) plan. Participants are able to defer eligible compensation up to applicable annual Internal Revenue Code limits. All participants’ interests in their deferrals are 100% vested when contributed. The 401(k) plan allows the Company to make matching contributions and profit sharing contributions to eligible participants. No contributions were made for the years ended January 31, 2016, 2017, and 2018.

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

The computation of basic and diluted net loss per share attributable to common stockholders is as follows (in thousands, except share and per share data):

	Year Ended January 31,
	2016	2017	2018
Numerator:
Net loss	$(100,968)	$(105,801)	$(157,659)
Deemed dividend to Series E and E-1 Convertible Preferred Stock	—	—	(6,588)
Impact of adjustment to Series E, E-1 and F Convertible Preferred Stock	—	—	26,336
Net loss attributable to common stockholders	$(100,968)	$(105,801)	$(137,911)

Denominator:
Weighted-average common shares outstanding	3,299,908	3,523,695	19,805,320
Weighted-average unvested common shares subject to repurchase	(158,961)	(81,146)	(41,636)
Weighted-average shares—basic and diluted	3,140,947	3,442,549	19,763,684
Net loss per share attributable to common stockholders—basic and diluted	$(32.15)	$(30.73)	$(6.98)

The potential absolute shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows:

	As of January 31,
	2017	2018
	(in shares)
Convertible preferred stock (on an if-converted basis)	10,610,966	—
Stock options and RSUs	4,753,796	11,072,139
Early exercised stock options	49,233	—
Convertible preferred stock warrants	40,250	—
Common stock warrants	25,000	1,897,562
Total	15,479,245	12,969,701

(11) Income Taxes

The provision for income taxes is based upon the income (loss) before income taxes as follows (in thousands):

	Year Ended January 31,
	2017	2018
Domestic	$(106,856)	$(158,664)
Foreign	1,520	1,483
Total loss before provision for income taxes	$(105,336)	$(157,181)

The provision for income taxes consisted of the following (in thousands):

	Year Ended January 31,
	2017	2018
Current:
Federal	$—	$—
State	12	16
Foreign	443	425
Total current tax provision	455	441
Deferred:
Federal	(8)	—
State	—	—
Foreign	18	37
Total deferred tax provision	10	37
Provision for income taxes	$465	$478

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes as follows (in thousands):

	Year Ended January 31,
	2017	2018
U.S. federal taxes at statutory tax rate	$(35,816)	$(53,143)
State taxes, net of federal benefit	8	11
Nondeductible expenses	281	978
Nondeductible stock-based compensation	2,894	4,453
Foreign rate differential	(59)	(54)
Remeasurement of deferred tax assets and liabilities	—	59,160
Other	(618)	(1,859)
Change in valuation allowance	33,775	(9,068)
Provision for income taxes	$465	$478

During the year ended January 31, 2018, the Company’s provision for income taxes was primarily attributable to foreign tax provision in certain foreign jurisdictions in which it conducts business, as well as U.S. state taxes.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income tax assets and liabilities are as follows (in thousands):

	Year Ended January 31,
	2017	2018
Deferred tax assets:
Net operating losses	$93,497	$82,375
Depreciation and amortization	2,527	1,877
Accruals and reserves	14,565	12,295
Stock-based compensation	3,715	11,480
Tax credits	4,592	8,202
Other	5	3
Gross deferred tax assets	118,901	116,232
Valuation allowance	(118,827)	(116,195)
Net deferred tax assets after valuation allowance	74	37
Deferred tax liabilities	—	—
Total net deferred tax assets	$74	$37

The valuation allowance increased by $37.2 million and decreased $2.6 million during the years ended January 31, 2017 and 2018, respectively. The Company recorded a full valuation allowance against the net federal and state deferred tax assets as it is not more likely than not that the assets will be realized. Realization of deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. At such time, if it is determined that it is more likely than not that the deferred tax assets are realizable, the valuation allowance will be adjusted.

As of January 31, 2018, the Company had net operating loss carryforwards and tax credit carryforwards as follows (in thousands):

	Amount	Expiration year
Net operating losses, federal	$348,210	2028-2038
Net operating losses, California	50,706	2028-2038
Net operating losses, other states	103,064	Various
Tax credits, federal	7,778	2030-2038
Tax credits, state	$7,431	Indefinite

Federal and California tax laws impose limitations on the utilization of NOL and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. Accordingly, the Company’s ability to utilize these carryforwards may be limited as a result of such “ownership change.”

The Company has no present intention of remitting undistributed earnings of foreign subsidiaries and, accordingly, no deferred tax liability has been established relative to these earnings. Determination of the amount of an unrecognized deferred tax liability on these undistributed earnings is not practicable.

The activity related to the unrecognized tax benefits is as follows (in thousands):

	Year Ended January 31,
	2017	2018
Gross unrecognized tax benefits—beginning balance	$2,511	$3,598
Increase related to tax positions taken during current year	1,087	1,386
Increase related to tax positions taken during prior years	—	1,084
Gross unrecognized tax benefits—ending balance	$3,598	$6,068

As of January 31, 2017 and 2018, the Company has unrecognized tax benefits of $3.6 million and $6.1 million, respectively, none of which would have an impact on the effective tax rate, if recognized.

The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of its income tax provision. The Company recognized no interest and penalties related to uncertain tax positions for the years ended January 31, 2017 and 2018, in the consolidated statements of operations or balance sheets. None of the unrecognized tax benefits, if recognized currently, would impact the Company’s effective tax rate. The Company does not expect any material changes to its uncertain tax positions within the next twelve months.

The Company files federal, state, and foreign income tax returns in many jurisdictions in the United States and abroad. For U.S. federal and state income tax purposes, the statute of limitations currently remains open for all years due to the Company’s NOL carryforwards. The Company is not currently under examination in any jurisdiction.

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income. An exception is provided in ASC 740 when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including gains from other comprehensive income, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets.

The Tax Cuts and Jobs Act of 2017 (Tax Act), as signed by the President of the United States on December 22, 2017, significantly revises U.S. tax law.  The tax reform legislation reduces the corporate tax rate, limits or eliminates certain tax deductions and changes the taxation of foreign earnings of U.S. multinational companies. The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company’s foreign subsidiaries at reduced tax rates. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.

The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018.  Consequently, the Company recorded a decrease to deferred tax assets of approximately $59.2 million.  This reduction was fully offset by a corresponding change in the valuation allowance recorded against deferred tax assets.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.  The Company is able to make a reasonable estimate of the Transition Tax and expects to utilize U.S. net operating losses to reduce the tax. The Company will continue to gather additional information to more precisely compute the amount of the Transition Tax within the measurement period.  Although the tax rate reduction is known, the Company has not collected all of the necessary data to complete its analysis of the effect of the Tax Act on the underlying deferred taxes and as such, the amounts recorded as of January 31, 2018, are provisional.

(12) Restructuring Charges

In September 2017, the Company’s board of directors approved a restructuring and reduction in force plan of a little more than 10% of the Company’s global workforce. The restructuring is part of an overall plan to seek to drive efficiencies in the Company’s sales organization and other business units. Restructuring charges for the year ended January 31, 2018, were $0.9 million and consist primarily of severance costs. As of January 31, 2018, the September 2017 restructuring plan has been substantially completed.

A summary of activities related to the restructuring plan for the year ended January 31, 2018, is presented below (in thousands):

Balance as of January 31, 2017	$—
Gross charges	1,873
Cash payments	(810)
Non-cash adjustments(1)	(974)
Balance as of January 31, 2018	$89

(1)

The non-cash adjustments to restructuring charges primarily consist of the reversal of previously recognized stock-based compensation expense related to awards that will not vest and the reversal of incentive compensation that will not be paid as a result of the restructuring plan.

Liabilities for activities related to the restructuring plan are included in Accrued and other current liabilities in the consolidated balance sheets. In February 2018, the Company terminated its lease of certain office space located at 205 Ravendale Drive, Mountain View, California (Note 15). In March 2018, the Board approved a restructuring and reduction in force plan of approximately 20% of the Company’s global workforce (Note 15).

(13) Segment Information

The Company’s chief operating decision maker is a group which is comprised of its Chief Executive Officer and Chief Financial Officer. This group reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, the Company has a single reportable segment.

The following table sets forth revenue by geographic area by customer location (in thousands):

	Year Ended January 31,
	2016	2017	2018
United States	$60,300	$87,519	$91,324
EMEA	13,712	18,207	19,256
Rest of the World	12,000	19,379	15,324
Total revenue	$86,012	$125,105	$125,904

As of January 31, 2017 and 2018, $10.2 million and $12.1 million, respectively, of the Company’s long-lived assets were located in the United States.

(14) Related-Party and Other Transactions

In 2013, one executive and one non-executive employee exercised stock options early in exchange for full-recourse promissory notes in an amount of $2.2 million bearing annual interest of 1.62% to 1.64%, respectively, payable to the Company. These notes are secured by the underlying shares purchased and such unvested shares can be repurchased by the Company upon employee termination at the original issuance price. In September 2017, the Company entered into an amendment to the full-recourse promissory note with the non-executive. Pursuant to the amendment, a portion of the promissory note and accrued interest will become due and payable in April 2018 and the remaining portion will become due and payable in March 2019, but will become due earlier if the non-executive terminates services. The Company is recording the notes receivable balance within equity with a corresponding entry to additional paid-in capital upon the vesting of these shares. In June 2017, the outstanding principal and interest balance of $1.0 million was repaid in full by the executive employee through the Company’s repurchase of 88,520 shares of the executive employee’s common stock. Employee notes receivable as of January 31, 2017 and 2018, was $1.5 million and $0.7 million, respectively.

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

In July 2015, certain executives of the Company participated in the Company’s Series F financing round, and acquired 11,353 shares of Series F Convertible Preferred Stock with an aggregate value of $0.5 million. In June 2017, the Company amended its certificate of incorporation to eliminate certain variable rate adjustments to the conversion ratios of the Series E, E-1 and F Convertible Preferred Stock and replaced them with certain fixed conversion ratios. Pursuant to these fixed conversion ratios, the executives who participated in the series F financing round were issued additional shares of common stock immediately prior the closing of the Company’s IPO.

(15) Subsequent Events

In February 2018, the Company terminated its lease of certain office space located at 205 Ravendale Drive, Mountain View, California. The lease termination is part of an overall plan to seek to drive efficiencies in the Company’s business. The Company anticipates surrendering the premises and substantially completing the lease termination in the first quarter of fiscal 2019. The Company expects to incur total costs of approximately $3.7 million in connection with the lease termination, comprised of a write-off of net leasehold costs of approximately $2.5 million, contract termination costs of approximately $1.8 million, partly offset by the recovery of deferred rental expenses of $0.6 million. The Company anticipates that these costs will result in approximately $1.8 million of cash expenditures related to contract termination costs.

In February and March 2018, the Company issued an aggregate of $25.0 million of convertible promissory notes (Notes) under the Note Purchase Agreement. Under the Note Purchase Agreement, the Company agreed to sell Notes having a maximum aggregate principal amount of $25.0 million subject to the terms and conditions set forth in the Note Purchase Agreement. The Notes have an interest rate of 8% per annum and will mature 18 months from the date of issuance. If the Notes remain outstanding on or after December 1, 2019, at the Company’s election, pursuant to the approval of a majority of the members of the Company’s board of directors, the Notes will convert into shares of the Company’s common stock at the IPO price of $7.00 per share, provided that any Notes issued to entities affiliated with one of the Company’s existing stockholders that is a party to the Note Purchase Agreement will be converted at the average price of the Company’s common stock on the NASDAQ Stock Market over the 30-day period preceding the conversion. The Notes are subject to acceleration upon the occurrence of an event of default, which include nonpayment, breach of representations and warranties, and the occurrence of certain bankruptcy or insolvency events.

In March 2018, the Board approved a restructuring and reduction in force plan of approximately 20% of the Company’s global workforce.  The Company expects to substantially complete the restructuring in its first quarter of fiscal 2019, which ended on April 30, 2018. The Company estimates it will incur approximately $3.0 million to $4.0 million of cash expenditures in connection with the restructuring, substantially all of which relate to severance costs and contract termination costs. Total restructuring expenses are estimated at $2.5 million to $3.5 million, substantially all of which relate to severance costs. Total restructuring expense is expected to be lower than cash restructuring costs primarily due to the reversal of previously recognized non-cash stock-based compensation expense related to awards that will not vest as a result of the restructuring plan. The Company expects to recognize all of these pre-tax restructuring charges in the first quarter of fiscal 2019.

In March 2018, the Company entered into a Waiver and Tenth Amendment with SVB, pursuant to which the parties agreed to certain amendments and modifications to the Company’s line of credit under the Loan and Security Agreement between the Company and SVB dated as of May 14, 2013, as amended (Loan Agreement).  The Tenth Amendment provides for the interest rate on amounts outstanding under the Loan Agreement shall be equal to the prime rate plus 1.85% per annum through March 31, 2018, in exchange for the waiver by SVB with respect to certain prior events of default, in each case subject to the terms and conditions set forth in the Tenth Amendment.

In April 2018, the Company entered into an amended and restated loan agreement with SVB to, among other things, extend the maturity date of its credit facility. Under the amended agreement, the Company may borrow, through May 2, 2019, up to $12.5 million dependent upon its monthly accounts receivables balances, subject to the terms and conditions of the agreement.  The $5.0 million non-formula facility previously included in its SVB revolving line of credit terminated in May 2018. The Company’s revolving line of credit with SVB contains certain financial covenants, including a covenant that it achieve total revenues of at least $20.5 million, $23.4 million, $26.3 million and $29.4 million for the fiscal quarters ending April 30, 2018, July 31, 2018, October 31, 2018 and January 31, 2019, respectively, and a covenant that the it maintain a minimum level of cash and availability under the SVB line of credit of at least $15.0 million through July 31, 2018 and at least $10.0 million thereafter. The Company may also be required to pay a fee to SVB upon a change of control.

In April 2018, the Company also entered into an amendment with TriplePoint to extend the maturity date of its credit facility to August 2019.  Pursuant to the amended terms, of the $50.0 million outstanding under this facility, $15.0 million will bear interest at 10.5% per year and $35.0 million will bear interest at 12.75% per year. The $50.0 million principal amount will become due in August 2019; provided, however, that if the Company, on or before August 2019, prepays a minimum of $ 25.0 million of the total amount outstanding under this facility, the maturity date for the then remaining outstanding principal balance will be extended to February 2021, subject to the Company making equal monthly amortizing payments of principal and interest through the extended maturity date.  Certain end-of-term payments will become payable upon the maturity of this indebtedness and certain other fees will become payable in connection with this indebtedness upon the occurrence of a change of control of the company.

In March 2018, the Company announced that the Board had named Tom Barton as Chief Executive Officer and as a member of the Board, and his appointment became effective on April 2, 2018.  Ken Klein transitioned from his role as Chief Executive Officer and as a member of the Board in connection with Mr. Barton’s joining the Company.

In March 2018, the Company also announced that Ian Halifax resigned from his role as Chief Financial Officer, and his resignation became effective in April 2018.

In March 2018, the Company also announced that John Bolger and Harvey Jones had each resigned from the Board.

In March 2018, the Company granted RSUs under the 2017 Plan to certain eligible employees covering a total of 2,846,025 shares. The total grant date fair value for these RSUs is $12.6 million.

In March and April 2018, the Board adopted the Tintri, Inc. Inducement Plan (Inducement Plan) and, subject to the adjustment provisions of the Inducement Plan, reserved 1,700,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan.

In March 2018, a partial principal and interest payment was made by the non-executive employee towards his full-recourse promissory note. In consideration, the Company agreed to extend the due date of the full-recourse promissory note to September 2018, and forgive the remaining balance due under the full-recourse promissory note provided that the non-executive executes certain releases related to the Company’s March 2018 restructuring.

In April 2018, the Company granted options under the Inducement Plan to Mr. Barton to purchase a total of 1,700,000 shares. The total grant date fair value is $1.4 million for these options.

On May 15, 2018, the Company appointed Tom Barton as interim Chief Financial Officer, in addition to his existing roles with the Company.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act) prior to the filing of this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended January 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Securities Exchange Commission for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the Jumpstart Our Business Startups Act, or JOBS Act, for “emerging growth companies.”

Item 9B. Other Information.

On May 15, 2018, our Board appointed Tom Barton as interim Chief Financial Officer, in addition to his existing roles with the Company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders (2018 Proxy Statement), which we plan to file no later than 120 days after the end of our fiscal year ended January 31, 2018.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our 2018 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our 2018 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our 2018 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Consolidated Financial Statements

We have filed the consolidated financial statements listed in the Index to Consolidated Financial Statements, Schedules, and Exhibits included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not material, or the required information is shown in the consolidated financial statements or the notes thereto.

(a)(3) Exhibits

See the Exhibit Index below in this Annual Report on Form 10-K.

Item 16. 10-K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant, as amended and as currently in effect	10-Q	001-38117	3.1	September 14, 2017

3.2	Amended and Restated Bylaws of the Registrant, as currently in effect	S-1	333-218429	3.4	June 1, 2017

4.1	Amended and Restated Investors’ Rights Agreement dated as of July 24, 2015, between the Registrant and the other parties thereto	S-1	333-218429	4.1	June 1, 2017

4.2	Plain English Warrant Agreement between the Registrant and TriplePoint Capital LLC, dated February 6, 2015	S-1	333-218429	4.2	June 1, 2017

4.3	Warrant to purchase common stock issued by the Registrant to Silicon Valley Bank, dated May 14, 2013	S-1	333-218429	4.3	June 1, 2017

4.4	Specimen common stock certificate of the Registrant	S-1	333-218429	4.4	June 1, 2017

4.5	Plain English Warrant Agreement between the Registrant and TriplePoint Capital LLC, dated February 24, 2017	S-1	333-218429	4.5	June 1, 2017

4.6	Form of Warrant to purchase common stock issued by the Registrant dated June 1, 2017	S-1	333-218429	4.6	June 1, 2017

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	333-218429	10.1	June 1, 2017

10.2+	CEO Employment Agreement between the Registrant and Ken Klein, dated October 4, 2013	S-1	333-218429	10.2	June 1, 2017

10.3+	Offer Letter between the Registrant and Ian Halifax, dated November 25, 2013, as amended	S-1	333-218429	10.3	June 1, 2017

10.4+	Offer Letter between the Registrant and Michael McGuire, dated February 26, 2015	S-1	333-218429	10.4	June 1, 2017

10.5+	Executive Change of Control and Severance Policy	S-1	333-218429	10.5	June 1, 2017

10.6+	2017 Equity Incentive Plan and forms of awards agreements thereunder	S-1/A	333-218429	10.6	June 16, 2017

10.7+	2017 Employee Stock Purchase Plan	S-1/A	333-218429	10.7	June 16, 2017

10.8+	2008 Stock Plan, as amended, and forms of award agreements thereunder	S-1	333-218429	10.8	June 1, 2017

10.9+	Executive Incentive Compensation Plan	S-1	333-218429	10.9	June 1, 2017

10.10	Lease Agreement between the Registrant and Ravendale Partners, LLC, dated March 28, 2014, as amended	S-1	333-218429	10.10	June 1, 2017

10.11†	Flextronics Infrastructure Manufacturing Services Agreement between the Registrant and Flextronics Telecom Systems Ltd., dated December 22, 2014	S-1	333-218429	10.11	June 1, 2017

10.12	Plain English Growth Capital Loan and Security Agreement between the Registrant and TriplePoint Capital LLC, dated February 6, 2015, as amended	S-1/A	333-218429	10.12	June 27, 2017

10.13	Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated May 14, 2013, as amended	S-1/A	333-218429	10.13	June 29, 2017

10.14+	Confirmatory Employment Letter between the Registrant and Kieran Harty, dated June 14, 2017	S-1/A	333-218429	10.14	June 16, 2017

10.15	Omnibus Amendment dated June 1, 2017 between the Registrant and the other parties thereto	S-1	333-218429	10.15	June 1, 2017

10.16	Note Purchase Agreement, dated May 4, 2017, between the Registrant and the other parties thereto, and form of amendment	S-1/A	333-218429	10.16	June 29, 2017

10.17*	Waiver and Tenth Amendment to Loan and Security Agreement, dated March 5, 2018, between the Registrant and Silicon Valley Bank

10.18	Amended and Restated Loan and Security Agreement, dated April 30, 2018, between the Registrant and Silicon Valley Bank	8-K	0001-38117	10.1	May 2, 2018

10.19	Fourth Amendment to Plain English Growth Capital Loan and Security Agreement, dated as of April 30, 2018 between the Registrant and TriplePoint Capital LLC	8-K	0001-38117	10.2	May 2, 2018

10.20+*	Release of Claims, dated March 20, 2018, between the Registrant and Ken Klein

10.21*	Tintri, Inc. Inducement Plan and forms of awards agreements thereunder

10.22+	Tintri, Inc. Inducement Plan - Form of Stock Option Agreement	S-8	333-223885	4.3	March 23, 2018

10.23+	Tintri, Inc. Inducement Plan - Form of Restricted Stock Unit Agreement	S-8	333-223885	4.4	March 23, 2018

10.24+*	Amended and Restated Employment Offer Letter, dated April 2, 2018, between the Registrant and Tom Barton

21.1	List of subsidiaries of the Registrant	S-1	333-218429	21.1	June 1, 2017

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1*

Certification of Principal Executive Officer, Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
†	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the Securities and Exchange Commission.
*

Filed herewith. The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Tintri, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tintri, Inc.

Date: May 17, 2018	By:	/s/ Tom Barton
Tom Barton
Chief Executive Officer, Interim Chief Financial Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ TOM BARTON	Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting and Financial Officer)	May 17, 2018
Tom Barton

/s/ ADAM GROSSER	Director	May 17, 2018
Adam Grosser

/s/ KIERAN HARTY	Director	May 17, 2018
Kieran Harty

/s/ CHRISTOPHER SCHAEPE	Director	May 17, 2018
Christopher Schaepe

/s/ PETER SONSINI	Director	May 17, 2018
Peter Sonsini