Form 10-K/A
period 2018-01-31
Tintri, Inc.
filed 2018-05-31
CIK 1554875

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38117

Tintri, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	26-2906978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Ravendale Drive
Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)

(650) 810-8200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.00005 par value per share	The Nasdaq Global Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(b) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the Amendment, amends Tintri, Inc.’s annual report on Form 10-K for the fiscal year ended January 31, 2018, originally filed with the Securities and Exchange Commission, or SEC, on May 18, 2018, or the Original Filing. We are amending and refiling Part III of the Original Filing to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after January 31, 2018, the end of the fiscal year covered by our annual report on Form 10-K.

Pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications, along with any changes to Part IV that occurred after the date of the Original Filing. In addition, we made certain revisions to the cover page, including the deletion of the reference to our proxy statement.

Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this annual report on Form 10-K/A is not a representation that any statements contained in items of our annual report on Form 10-K other than Part III, Items 10 through 14, Part IV and the aforementioned portions of the cover page are true or complete as of any date subsequent to the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Name	Age	Position
Directors
Tom Barton	54	Chief Executive Officer, Interim Chief Financial Officer and Director
Adam Grosser(1)(2)	57	Director
Kieran Harty	55	Chief Technology Officer and Director
Christopher Schaepe(1)(2)(3)	54	Director
Peter Sonsini(1)(2)(3)	49	Director

(1)	Member of our Audit Committee.
(2)	Member of our Compensation Committee.
(3)	Member of our Nominating and Corporate Governance Committee.

There are no family relationships among any of the directors or executive officers.

Tom Barton has served as our Chief Executive Officer and as a member of our Board of Directors since April 2018 and as our Interim Chief Financial Officer since May 2018. From November 2014 through February 2018, Mr. Barton served as Chief Operating Officer of Planet Labs, a developer and operator of a fleet of imaging satellites. From May 2007 to March 2018, Mr. Barton was a general partner at Broken Arrow Venture Capital, a private investment firm. From May 2012 through October 2013, Mr. Barton was chief executive officer of Canara, a full-service solutions provider serving global markets with UPS and battery monitoring systems. From December 2002 through April 2007, Mr. Barton served as the President, Chief Executive Officer and a member of the board of directors of Rackable Systems, a manufacturer of compute and storage products. From June 2002 to December 2002, Mr. Barton provided consulting services to Rackable Systems as a consultant at Callero Partners. From September 2000 to May 2002, Mr. Barton was a Venture Partner and Entrepreneur in Residence at Lightspeed Venture Partners. From November 1999 to May 2000, Mr. Barton was Senior Vice President of Client Services at Red Hat, Inc., a software and services company. Mr. Barton joined Red Hat via its acquisition of Cygnus Solutions, a software development tools company. From August 1996 to its acquisition by Red Hat in November 1999, Mr. Barton held many positions at Cygnus Solutions, including interim CEO. Mr. Barton holds an A.B. in History, a B.S. in Industrial Engineering and an M.B.A. from Stanford University.

We believe that Mr. Barton possesses specific attributes that qualify him to serve as a member of our Board of Directors, including his extensive experience and leadership roles in the technology industry, and his prior experience serving as a director of a public company.

Adam Grosser has served as a member of our Board of Directors since July 2015. Since February 2011, Mr. Grosser has served as Group Head and Managing Director at Silver Lake Kraftwerk, a division of global private investment firm Silver Lake. From September 2000 to October 2010, Mr. Grosser served as a General Partner of Foundation Capital, a venture capital firm. From August 1996 to August 1999, he served as President of the Subscriber Networks Division at Excite@Home, an internet service provider. Mr. Grosser currently sits on the boards of multiple private companies and has recently served on the board of Calix, Inc., an NYSE-listed telecommunications provider company. Mr. Grosser holds a bachelor of arts degree, a master of science degree, and an MBA degree from Stanford University.

We believe that Mr. Grosser possesses specific attributes that qualify him to serve as a member of our Board of Directors, including his extensive experience in advising technology companies as well as counseling boards of directors and senior management regarding corporate governance, compliance and business operations.

Kieran Harty has served as our Chief Technology Officer since October 2013 and as a member of our Board of Directors since August 2008. From June 2008 to October 2013, Dr. Harty served as our Chief Executive Officer and Chairman. Before founding Tintri, he served as Executive Vice President of R&D at VMware, Inc., a virtualization software company, from June 1999 to February 2006. Dr. Harty holds a master’s degree in computer science from Trinity College Dublin and a Ph.D. in electrical engineering from Stanford University.

We believe that Dr. Harty possesses specific attributes that qualify him to serve as a member of our Board of Directors, including his extensive experience in the software industry, and the operational insight and expertise he has accumulated as a co-founder and our Chief Technology Officer.

Christopher Schaepe has served as a member of our Board of Directors since July 2009. Mr. Schaepe is a Founding Partner of Lightspeed Venture Partners, a venture capital firm, and has served in that capacity since September 2000. Mr. Schaepe currently sits on the board of Aerohive Networks, Inc., a network equipment company. Mr. Schaepe previously served on the boards of Riverbed Technology, Inc., an application performance infrastructure company, Fusion-io, Inc., a storage memory platform company, and eHealth, Inc., an online health insurance provider. Mr. Schaepe holds a bachelor of science and a master of science degree in electrical engineering and computer science from the Massachusetts Institute of Technology and an MBA from the Stanford Graduate School of Business.

We believe that Mr. Schaepe possesses specific attributes that qualify him to serve as a member of our Board of Directors, including his broad perspective of the technology industry, having guided numerous companies in his role as a venture capital investor and board member over the past two decades, as well as substantive professional experience serving in corporate finance and capital markets roles.

Peter Sonsini has served as a member of our Board of Directors since 2008. Mr. Sonsini joined New Enterprise Associates, or NEA, a venture capital firm, in 2005 and became a General Partner in 2012. Prior to NEA, from 2001 to 2005, Mr. Sonsini was a Senior Director responsible for OEM Sales and Strategic Alliances at VMware, Inc. From 1998 to 2001, Mr. Sonsini ran product management at Mirapoint, Inc., an appliance-based email provider, and from 1996 to 1998 worked in sales and marketing at Hewlett-Packard Company, an information technology company, including as Worldwide Product Manager for the mid-range server business. Mr. Sonsini holds a bachelor of science degree in political economy from the University of California, Berkeley and an MBA from the Kellogg School of Management at Northwestern University.

We believe Mr. Sonsini possesses specific attributes that qualify him to serve as a member of our Board of Directors, including his extensive experience in the venture capital industry analyzing, investing in and serving on the boards of directors of technology companies.

EXECUTIVE OFFICERS AND MANAGEMENT

The following table sets forth the names, ages and positions of our executive officers as of April 30, 2018. Officers are elected by the board of directors to hold office until their successors are elected and qualified.

Name	Age	Position
Executive Officers
Tom Barton	54	Chief Executive Officer, Interim Chief Financial Officer and Director
Kieran Harty	55	Chief Technology Officer and Director
Tom Cashman	58	Executive Vice President, Worldwide Sales and Alliances

For a biography of Messrs. Barton and Harty, please see the section titled “Board of Directors.”

There are no family relationships among any of the directors or executive officers.

Tom Cashman has served as our Executive Vice President, Worldwide Sales and Alliances since March 2018. Prior to his current role, Mr. Cashman served as SVP Sales, International and Global Alliances, from August 2017 to March 2018, and as VP Strategic Accounts from October 2015 to August 2017. Prior to joining Tintri, Mr. Cashman served in various senior roles at Informix, IBM, Micromuse and CA, Inc. in both domestic and international roles. Mr. Cashman has a BS in Management from Babson College in Wellesley, MA.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires that our executive officers, directors and 10% stockholders file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

SEC regulations require us to identify in this proxy statement anyone who filed a required report late during the most recent fiscal year. Based on our review of forms we received and written representations of our executive officers, directors and 10% stockholders, we believe that during the fiscal year ended January 31, 2018, all Section 16(a) filing requirements were satisfied on a timely basis.

CORPORATE GOVERNANCE

Corporate Governance Guidelines and Code of Business Conduct and Ethics

Our Board of Directors has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and our Code of Business Conduct and Ethics is posted on the Corporate Governance portion of our website at https://ir.tintri.com/corporate-governance/governance-overview. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website.

Board Meetings and Committees

During the fiscal year ended January 31, 2018, our Board of Directors held eleven meetings (including regularly scheduled and special meetings) and each current director attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors held during the period for which he has been a director and (ii) the total number of meetings held by all committees of our Board of Directors on which he served during the periods that he served. Although we do not have a formal policy regarding attendance by members of our Board of Directors at annual meetings of stockholders, we encourage our directors to attend.

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition and responsibilities of each of the committees of our Board of Directors is described below. Members will serve on these committees until their resignation or until as otherwise determined by our Board of Directors.

Audit Committee

Messrs. Schaepe, Grosser and Sonsini, each of whom is a non-employee member of our Board of Directors, comprise our Audit Committee. Our Board of Directors has determined that each of the members of our Audit Committee satisfies the requirements for financial literacy under the rules and regulations of NASDAQ and the SEC. Our Board of Directors has determined that each of Messrs. Schaepe, Grosser and Sonsini satisfy the requirements for independence under the rules and regulations of NASDAQ and the SEC. Until the time of his resignation from our Board of Directors on March 21, 2018, Mr. John Bolger qualified as an “audit committee financial expert” as defined in Item 407 of Regulation S-K and NASDAQ Marketplace Rule 5605(c)(2)(A). We intend to seek a candidate that qualifies as an “audit committee financial expert” to serve on the Board and the Audit Committee with the financial expertise required by NASDAQ Marketplace Rule 5605(c)(2)(A) and within the period prescribed by NASDAQ Marketplace Rule 5605(c)(4)(B).

Our Audit Committee, among other things:

•	selects a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

•	helps to ensure the independence and performance of the independent registered public accounting firm;

•	discusses the scope and results of the audit with the independent registered public accounting firm, and reviews, with management and the independent registered public accounting firm, our interim and year-end financial statements;

•	develops procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•	reviews our policies on and oversees risk assessment and risk management, including enterprise risk management;

•	reviews the adequacy and effectiveness of our internal control policies and procedures and our disclosure controls and procedures;

•	reviews related person transactions; and

•	approves or, as required, pre-approves, all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Our Audit Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of NASDAQ. A copy of the charter of our Audit Committee is available on our website at https://ir.tintri.com/corporate-governance/governance-overview. During the fiscal year ended January 31, 2018, our Audit Committee held five meetings.

Compensation Committee

Messrs. Schaepe, Grosser and Sonsini, each of whom is a non-employee member of our Board of Directors, comprise our Compensation Committee. Our Board of Directors has determined that each member of our compensation committee meets the requirements for independence under the rules of NASDAQ and the SEC, is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act and is an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. The Compensation Committee, among other things:

•	reviews, approves and determines the compensation of our executive officers and key employees;

•	reviews, approves and determines compensation and benefits, including equity awards, to directors for service on the Board of Directors or any committee thereof;

•	administers our equity compensation plans;

•	reviews, approves and makes recommendations to our Board of Directors regarding incentive compensation and equity compensation plans; and

•	establishes and reviews general policies relating to compensation and benefits of our employees.

Our Compensation Committee operates under a written charter that satisfies the applicable rules and regulations of the SEC and the listing standards of NASDAQ. A copy of the charter of our Compensation Committee is available on our website at https://ir.tintri.com/corporate-governance/governance-overview. During the fiscal year ended January 31, 2018, our Compensation Committee held five meetings.

Nominating and Corporate Governance Committee

Messrs. Schaepe and Sonsini, each of whom is a non-employee member of our Board of Directors, comprise our Nominating and Corporate Governance Committee. Mr. Schaepe is the chair of our Nominating and Corporate Governance Committee. Our Board of Directors has determined that each member of our Nominating and Corporate Governance Committee meets the requirements for independence under the rules of NASDAQ. The Nominating and Corporate Governance Committee, among other things:

•	identifies, evaluates and selects, or makes recommendations to our Board of Directors regarding nominees for election to our Board of Directors and its committees;

•	evaluates the performance of our Board of Directors and of individual directors;

•	considers and makes recommendations to our Board of Directors regarding the composition of our Board of Directors and its committees;

•	reviews developments in corporate governance practices;

•	evaluates the adequacy of our corporate governance practices and reporting; and

•	develops and makes recommendations to our Board of Directors regarding corporate governance guidelines and matters.

Our Nominating and Corporate Governance Committee operates under a written charter that satisfies the applicable listing standards of NASDAQ. A copy of the charter of our Nominating and Corporate Governance Committee is available on our website at https://ir.tintri.com/corporate-governance/governance-overview. During the fiscal year ended January 31, 2018, our Nominating and Corporate Governance Committee held no meetings.

Item 11. Executive Compensation

Summary Compensation Table

Our named executive officers for the fiscal year ended January 31, 2018, which consist of our Chairman and Chief Executive Officer during fiscal year 2018, our Chief Financial Officer during fiscal year 2018, our Chief Technology Officer, and one former executive officer who was not serving as an executive officer at the end of fiscal 2018, are:

•	Ken Klein, our former Chairman and Chief Executive Officer;

•	Ian Halifax, our former Chief Financial Officer;

•	Kieran Harty, our Chief Technology Officer; and

•	Michael McGuire, our former Chief Sales Officer.

The following table provides information regarding the compensation of our named executive officers during the fiscal years ended January 31, 2017 and 2018:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(2)		Total ($)
Ken Klein	2018	600,000	101,884	(3)	7,997,986	3,595,393	—		390		12,295,653
Chief Executive Officer	2017	350,000	175,000	(3)	199,600	—	—		473		725,073
Ian Halifax	2018	385,000	4,671		1,963,798	682,742	—		390		3,036,601
Chief Financial Officer	2017	275,000	55,000		87,325	—	—		473		417,798
Kieran Harty	2018	385,000	5,167		4,959,998	869,004	—		228		6,219,397
Chief Technology Officer	2017	250,000	105,000		87,325	—	—		473		442,798
Michael McGuire	2018	205,513	—		1,074,300	303,448	187,672	(4)	431,640	(5)	2,202,573
Chief Sales Officer	2017	350,000	—		—	—	332,624	(6)	473		683,097

(1)	The amounts in this column represent the aggregate grant date fair value of the award as computed in accordance with FASB Accounting Standards Codification Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the aggregate grant date fair value of the awards reported in this column are set forth in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2018. For options modified during the year, only the incremental expense is included.
(2)	Except as otherwise noted, this amount represents life insurance premiums paid by us.
(3)	These amounts represent discretionary cash performance bonus payments approved by our Board of Directors or Compensation Committee, as applicable.
(4)	This amount represents cash incentives paid under our FY2018 Sales Incentive Plan.
(5)	This amount represents $431,250 in severance payments and $390 in life insurance premiums paid by us.
(6)	This amount represents cash incentives paid under our FY2017 Sales Incentive Plan.

Executive Employment Arrangements

Ken Klein Employment Agreement and Release of Claims

In 2013, we entered into an employment agreement with Ken Klein, our former Chairman and Chief Executive Officer. The employment agreement had no specific term and provided for at-will employment. Mr. Klein’s annual base salary for fiscal year 2018 was $600,000, and he was eligible for a target annual discretionary performance bonus equal to 50% of his annual base salary, based on the achievement of performance objectives determined by our Board of Directors after consultation with Mr. Klein and payable annually.

Under Mr. Klein’s employment agreement, if, on or within the twelve month period following a “change of control” (as defined in Mr. Klein’s employment agreement) (for the purposes of this section “—Ken Klein Employment Agreement,” the “change of control period”), we terminated Mr. Klein’s employment other than for “cause,” or Mr. Klein terminated his employment due to his death or “disability,” or Mr. Klein resigned for “good reason” (such terms are defined in Mr. Klein’s employment agreement), then Mr. Klein would be eligible to receive the following severance benefits (less applicable tax withholdings): (i) a lump sum cash amount equal to two times his then-current annual base salary and target performance bonus opportunity (but if greater, then his highest annual base salary and target performance bonus opportunity in effect during the twelve month period prior to his termination); (ii) all of his then outstanding and unvested equity awards would become fully vested and exercisable, as applicable, and any applicable performance goals would be deemed achieved at 100% of target levels; and (iii) payment of continued health coverage for him and his dependents under COBRA for up to twelve months following his termination date.

If, at any time outside of the change of control period, we terminated Mr. Klein’s employment other than for cause, or Mr. Klein terminated his employment due to his death or disability, or Mr. Klein resigned for good reason, then Mr. Klein would be eligible to receive the following severance benefits (less applicable tax withholdings): (i) continuation of his then-current annual base salary for twelve months following his termination date (but if greater, then his highest annual base salary in effect during the twelve month period prior to his termination); (ii) all of his then outstanding equity awards would become vested and exercisable (as applicable) to the same extent they otherwise would have become vested and exercisable had he remained employed with us for a period following his termination date equal to six months (and in the case of outstanding performance-based equity awards, applicable performance vesting criteria would be deemed achieved for such six month period at target levels); and (iii) payment of continued health coverage for him and his dependents under COBRA for up to twelve months following his termination date.

To receive any applicable severance benefits upon a qualifying termination, Mr. Klein would have been required to sign and not revoke a release of claims in our favor within the timeframe set forth in his employment agreement.

If any severance or other benefits provided for in Mr. Klein’s employment agreement or otherwise payable to him constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and could be subject to the related excise tax under Section 4999 of the Internal Revenue Code, Mr. Klein would be entitled to receive either full payment of benefits or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to Mr. Klein. Mr. Klein’s employment agreement did not require us to provide any tax gross-up payments to him.

On March 20, 2018, Mr. Klein resigned as the Chief Executive Officer and member of our Board of Directors, each effective as of April 2, 2018. In connection with his resignation, we entered into a Release of Claims agreement with Mr. Klein, in which it agreed to grant Mr. Klein restricted stock units (“RSUs”) covering a number of shares of our common stock equal to (a) $600,000 divided by (b) the average closing trading price of a share of common stock for the 10 trading days ending on (and including) the trading day prior to the grant date and which vested and settled in full on April 2, 2018, the date of the effectiveness of Mr. Klein’s supplemental release in favor of the Company. We also agreed to provide Mr. Klein with reimbursement for up to 12 months of COBRA premiums to continue health insurance coverage for him and his eligible dependents. On April 2, 2018, the date of the effectiveness of the supplemental release, each of his then-outstanding equity awards vested and, to the extent applicable, became exercisable, in an additional number of Shares equal to that portion of such equity award that otherwise would have vested had Mr. Klein remained in service with the Company for an additional six months following his separation effective date. The foregoing description of the transition agreement and release between Mr. Klein and the Company does not purport to be complete and is qualified in its entirety by reference to the agreement, which was filed as an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2018.

Ian Halifax Offer Letter

In 2013, we entered into an offer letter with Ian Halifax, our former Chief Financial Officer, and amended the offer letter in August and September of 2016. The offer letter had no specific term and provided for at will employment. Mr. Halifax’s annual base salary for fiscal year 2018 was $385,000, and he was eligible for a target annual performance bonus equal to 50% of his annual base salary, based on the achievement of performance objectives determined by us in our sole discretion.

Under Mr. Halifax’s amended offer letter, if we terminated Mr. Halifax’s employment other than for “cause”, death or “disability” or Mr. Halifax resigned for “good reason” during the period from three months prior to until 12 months following a “change of control” (such terms as defined in Mr. Halifax’s amended offer letter) (such period, the “change of control period”), Mr. Halifax would be eligible to receive the following severance benefits (less applicable tax withholdings): (i) all of his then outstanding and unvested equity awards would become fully vested and exercisable (and any applicable performance goals would be deemed achieved at 100% of target levels); (ii) continuation of his then-current annual base salary for 12 months following the termination date and payment of an amount equal to his then-current annual performance bonus, paid in equal installments over the 12 month period following his termination date; and (iii) reimbursement of continued health coverage for him and his dependents for a period of up to 12 months following his termination date, or taxable monthly payments in lieu of reimbursement, as applicable.

If we terminated Mr. Halifax’s employment other than for cause, or Mr. Halifax resigned for good reason at any time other than during the change of control period, the stock option to purchase shares of company common stock that was granted to Mr. Halifax on December 2, 2013 under our 2008 Stock Plan would become vested to the same extent it otherwise would have become vested had Mr. Halifax remained employed with us for a period following his termination date equal to the greater of six months or 12 months less the number of Mr. Halifax’s full months of continuous employment with us.

If we terminated Mr. Halifax’s employment other than for cause, or Mr. Halifax resigned for good reason because of a material reduction of his base salary or annual performance bonus at any time prior to the earlier of the closing of our initial public offering or the commencement of the change of control period, Mr. Halifax would be eligible to receive the following severance benefits: (i) continuing payments of an aggregate amount equal to the sum of: (A) 100% of his annual base salary and 100% of his target annual performance bonus, each as in effect immediately prior to his employment termination, plus (B) $500,000, paid in equal installments over the 12 month period following his termination date and (ii) reimbursement of continued health coverage for him and his dependents for a period of up to 12 months following his termination date, or taxable monthly payments in lieu of reimbursement, as applicable.

If we terminated Mr. Halifax’s employment other than for cause at any time on or after the earlier of the closing of our initial public offering or the commencement of the change of control period, and other than during the change of control period, or Mr. Halifax resigned for good reason at any time other than during the change of control period (except if Mr. Halifax resigned for good reason because of a material reduction in his annual base salary or target annual performance bonus prior to the earlier of the closing of our initial public offering or the commencement of the change of control period), Mr. Halifax would be eligible to receive the following severance benefits: (i) continuing payments of an aggregate amount equal to the sum of: one-half of his annual base salary and one-half of his target annual performance bonus, each as in effect immediately prior to his employment termination (or 100% of his annual base salary in the event such termination of employment occurs following our initial public offering), paid in equal installments over the six month period following his termination date (following our initial public offering, then 12 months) and (ii) reimbursement of continued health coverage for him and his dependents for a period of up to six months following his termination date (following our initial public offering, then 12 months), or taxable monthly payments in lieu of reimbursement, as applicable.

In order to receive the severance benefits upon a qualifying termination, Mr. Halifax would have been required to sign and not revoke a separation agreement and a release of claims in our favor within the timeframe set forth in his amended offer letter.

Mr. Halifax resigned as the Chief Financial Officer, effective as of April 30, 2018.

Michael McGuire Offer Letter

In 2015, we entered into an offer letter with Michael McGuire, our former Chief Sales Officer. The offer letter had no specific term and provided for at will employment. Mr. McGuire’s annual base salary for fiscal year 2018 was $350,000, and his annual on-target incentive compensation opportunity was $350,000. Pursuant to the terms of his offer letter, Mr. McGuire received an option to purchase shares of our common stock, the material terms of which are described in the “Outstanding Equity Awards at Fiscal Year-End” table. Mr. McGuire agreed to forfeit his rights to the severance and change of control benefits under his offer letter in exchange for the right to receive severance and change of control benefits under our Executive Change of Control and Severance Policy, as more fully described in “Executive Employment Agreements—Potential Payments upon Termination or Change of Control.”

On August 21, 2017, Michael McGuire resigned as Chief Sales Officer, effective as of September 1, 2017. In connection with his resignation, the Company entered into a Separation Agreement and Release with Mr. McGuire in which it agreed to pay Mr. McGuire a severance payment of $575,000 over the course of six months following his separation, less applicable withholdings. The Company also agreed to provide Mr. McGuire with reimbursement for up to 12 months of COBRA premiums to continue health insurance coverage for him and his eligible dependents. The foregoing description of the Separation Agreement and Release between Mr. McGuire and the Company does not purport to be complete and is qualified in its entirety by reference to the agreement, which was filed as an exhibit to our Annual Report on Form 10-K for the year ended January 31, 2018.

Potential Payments upon Termination or Change of Control

We adopted an Executive Change of Control and Severance Policy, or the policy, for Messrs. Harty and McGuire and certain other executive officers (other than Mr. Klein and Mr. Halifax) and key employees, or participants. Mr. McGuire is no longer an executive officer of the Company. Under the policy, if we terminate Mr. Harty other than for “cause,” death or “disability” or he resigns for “good reason”, in each case, during the period from three months prior to until twelve months following a “change of control” (for the purposes of this section “—Potential Payments Upon Termination or Change of Control,” the “change of control period”) (such terms are defined in the policy), he will be eligible to receive the following severance benefits (less applicable tax withholdings): (i) a lump sum cash amount equal to twelve months of his then-current annual base salary (or in the case that he resigns for good reason based on a material reduction in base salary and if greater, the annual base salary in effect prior to such reduction) or if greater, at the level in effect immediately before the change of control; (ii) 100% of his then outstanding and unvested equity awards will become fully vested and exercisable, if applicable, and any applicable performance goals will be deemed achieved at 100% of target levels; (iii) a lump sum cash amount equal to 100% of his target annual bonus opportunity in effect for the fiscal year in which the termination occurs; and (iv) payment or reimbursement of continued health coverage for him and his dependents under COBRA for a period of up to twelve months, or a taxable lump sum payment in lieu of such payment or reimbursement, as applicable.

Further, under the policy, if Mr. Harty is terminated other than for cause, death or disability any time other than during the change of control period, he will be eligible to receive the following severance benefits (less applicable tax withholding): (i) continuation of his then-current annual base salary for 12 months following his termination date; and (ii) payment or reimbursement of continued health coverage for him and his dependents for a period of up to 12 months, or a taxable lump sum payment in lieu of such payment or reimbursement, as applicable.

To receive the severance benefits upon a qualifying termination, Mr. Harty must sign and not revoke our standard separation agreement and release of claims within the timeframe set forth in the policy. If we discover after he receives severance benefits that grounds for terminating him for cause existed, he will not receive any further severance benefits under the policy, and to the extent permitted by law, he will be required to repay to us any severance benefits (or gain from such benefits) he received under the policy.

If any of the payments provided for under the policy or otherwise payable to Mr. Harty would constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code and would be subject to the related excise tax under Section 4999 of the Internal Revenue Code, then he will be entitled to receive either full payment of benefits or such lesser amount which would result in no portion of the benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to him. The policy does not require us to provide any tax gross-up payments to Mr. Harty or any other participant.

Mr. Klein and Mr. Halifax were not eligible to participate in the policy and are only eligible to receive potential termination or change of control payments pursuant to their employment agreement or offer letter, as applicable, as described in “—Executive Employment Arrangements—Ken Klein Employment Agreement” and in “—Executive Employment Arrangements—Ian Halifax Offer Letter.”

Executive Incentive Compensation Plan

Our Compensation Committee adopted an Executive Incentive Compensation Plan, which we refer to as our Bonus Plan. Our Bonus Plan gives our Compensation Committee, in its discretion, the ability to grant future incentive awards (payable in cash or grants of equity awards) to selected employees, including our named executive officers, based upon the achievement of performance goals established by our Compensation Committee. Pursuant to the Bonus Plan, our Compensation Committee, in its sole discretion, may establish a target award for each participant and a bonus pool, with actual awards payable from such bonus pool, with respect to the applicable performance period. Under the Bonus Plan, our Compensation Committee, in its sole discretion, determines the performance goals applicable to awards, which goals may include, without limitation: attainment of research and development milestones, sales bookings, business divestitures and acquisitions, cash flow, cash position, earnings (which may include any calculation of earnings, including but not limited to earnings before interest and taxes, earnings before taxes, earnings before interest, taxes, depreciation and amortization and net earnings), earnings per share, net income, net profit, net sales, operating cash flow, operating expenses, operating income, operating margin, overhead or other expense reduction, product defect measures, product release timelines, productivity, profit, return on assets, return on capital, return on equity, return on investment, return on sales, revenue, revenue growth, sales results, sales growth, stock price, time to market, total stockholder return, working capital, and individual objectives such as MBOs, peer reviews or other subjective or objective criteria. As determined by our Compensation Committee, performance goals that include our financial results may be determined in accordance with GAAP or non-GAAP financial measures and any actual results may be adjusted by our Compensation Committee for one-time items or unbudgeted or unexpected items and/or payments under the Bonus Plan when determining whether the performance goals have been met. The goals may be on the basis of any factors our Compensation Committee determines relevant, and may be on an individual, divisional, business unit, or company-wide basis. The performance goals may differ from participant to participant and from award to award.

Our Compensation Committee may, in its sole discretion and at any time, increase, reduce or eliminate a participant’s actual award or the amount allocated to the bonus pool for a particular performance period. The actual award may be below, at, or above a participant’s target award, in our Compensation Committee’s discretion. Our Compensation Committee may determine the amount of any increase, reduction or elimination on the basis of such factors as it deems relevant, and it will not be required to establish any allocation or weighting with respect to the factors it considers.

Actual awards will generally be paid in cash (or its equivalent) in a single lump sum as soon as practicable after the end of the performance period during which they are earned and after they are approved by our Compensation Committee, but in no event later than the later of March 15th of the following calendar year or the 15th day of the third month of the following fiscal year. Unless otherwise determined by our Compensation Committee, to earn an actual award, a participant must be employed by us (or an affiliate of ours) through the date the award is paid.

Our Board of Directors or our Compensation Committee, in their sole discretion, may alter, suspend, or terminate the Bonus Plan, provided such action does not, without the consent of the participant, alter or impair the rights or obligations under any award already earned by such participant.

Tintri, Inc. Inducement Plan

Our Board of Directors adopted the Tintri, Inc. Inducement Plan (the “Inducement Plan”) and, subject to the adjustment provisions of the Inducement Plan, initially reserved 1,270,000 shares of our common stock for issuance pursuant to equity awards granted under the Inducement Plan. The number of shares of our common stock reserved for issuance under the Inducement Plan was subsequently increased to a new total of 1,700,000.

The Inducement Plan was adopted without stockholder approval pursuant to Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, performance shares, performance stock units, and performance awards, and its terms are substantially similar to the Company’s 2017 Equity Incentive Plan (the “2017 Plan”), including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan, but with such other terms and conditions intended to comply with the NASDAQ inducement award exception or to comply with the NASDAQ acquisition and merger exception. However, the 2017 Equity Plan permits certain exchange programs (including repricings) without stockholder approval, while the Inducement Plan requires stockholder approval for such exchange programs.

In accordance with Rule 5635(c)(4) and Rule 5635(c)(3) of the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by Rule 5635(c)(3) of the Nasdaq Listing Rules, in connection with a merger or acquisition.

Outstanding Equity Awards at Fiscal Year End

The following table provides information regarding equity awards held by our named executive officers at January 31, 2018.

	Option Awards (1)							Stock Awards (1)
Named Executive Officer	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price Per Share ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Ken Klein	12/21/11	42,833	—		3.00		12/21/21	—		—
	3/31/15	148,443	101,557	(3)	13.68	(19)	3/31/25	—		—
	3/28/16	—	—		—		—	6,666	(4)(5)	37,463
	3/30/17	—	—		—		—	84,276	(6)	473,631
	5/30/17	522,371	51,649	(7)	13.68		5/30/27	385,413	(8)	2,166,021
Ian Halifax	3/31/15	38,370	15,795	(9)	13.68	(19)	3/31/25	—		—
	3/28/16	—	—		—		—	2,916	(4)(10)	16,388
	3/30/17	—	—		—		—	34,284	(11)	192,676
	5/30/17	94,596	14,757	(12)	13.68		5/30/27	62,497	(13)	351,233
Kieran Harty	11/27/12	100,000	—		7.80		11/27/22	—		—
	3/31/15	98,961	67,704	(14)	13.68	(19)	3/31/25	—		—
	3/28/16	—	—		—		—	2,916	(4)(15)	16,388
	3/30/17	—	—		—		—	47,617	(16)	267,608
	5/30/17	24,305	59,028	(17)	13.68		5/30/27	250,000	(18)	1,405,000
Michael McGuire		—	—		—		—	—		—

(1)	Each of the equity awards was granted pursuant to our 2008 Stock Plan.
(2)	This amount reflects the fair value of our common stock of $5.62, which was the closing price on the NASDAQ Global Market of our common stock on as of January 31, 2018, the last business day of Fiscal 2018, multiplied by the amount shown in the column “Stock Awards—Number of Shares or Units of Stock That Have Not Vested.”
(3)	Consists of two option grants, each with respect to 125,000 underlying shares. 1/48 of the shares subject to the first option grant vest each month following March 31, 2015, and 1/48 of the shares subject to the second option grant vest each month following February 1, 2016, subject to continuous service with us. Each award is subject to vesting acceleration on the terms described in “—Executive Employment Arrangements—Ken Klein Employment Agreement and Release of Claims.”
(4)	These are restricted stock units (“RSUs”) that will vest as to 50% of the RSUs on the first quarterly RSU vesting date (described below) on or following each of the first two anniversaries of the applicable vesting commencement date, subject to continuous service with us. Our quarterly RSU vesting dates are March 15, June 15, September 15 and December 15.
(5)	The vesting commencement date of this RSU grant is March 15, 2016. This award is subject to vesting acceleration on the terms described in “—Executive Employment Arrangements—Ken Klein Employment Agreement and Release of Claims.”
(6)	Consists of two RSU grants, one with respect to 75,000 shares and one with respect to 9,276 shares. The first RSU grant will vest as to 50% of the RSUs on the first quarterly RSU vesting date (described below) on or following the second anniversary of the applicable vesting commencement date, with the remaining 50% vesting on an equal annual basis over the following two years, subject to continuous service with us. The second RSU grant will vest as to 100% of the RSUs on March 15, 2018, subject to the Company achieving FY18 revenue and EBIT targets, which were not achieved. Our quarterly RSU vesting dates are March 15, June 15, September 15 and December 15. The vesting commencement date for this RSU is March 30, 2017. This award is subject to vesting acceleration on the terms described in “—Executive Employment Arrangements—Ken Klein Employment Agreement and Release of Claims.”

(7)	Consists of two option grants, one with respect to 501,104 underlying shares and one with respect to 72,916 underlying shares. The first option grant was fully vested upon grant. For the second option grant, 1/24 of the shares subject to this option grant vest on August 1, 2017 and on August 30, 2017, and each month thereafter, subject to continuous service with us. The award is subject to vesting acceleration on the terms described in “—Executive Employment Arrangements—Ken Klein Employment Agreement and Release of Claims.”
(8)	These are RSUs that will vest as to 37.5% of the RSUs on March 15, 2018, and as to the remaining 62.5% on an equal quarterly basis over the following five quarters, subject to continuous service with us. Our quarterly RSU vesting dates are March 15, June 15, September 15 and December 15. This award is subject to vesting acceleration on the terms described in “—Executive Employment Arrangements—Ken Klein Employment Agreement and Release of Claims.”
(9)	Consists of one option grant with respect to 54,165 underlying shares. 1/4 of the shares subject to the option grant vest on March 31, 2016 and 1/48 of the shares subject to the option grant vest each month following March 31, 2016, subject to continuous service with us. This award is subject to vesting acceleration on the terms described in “Executive Employment Arrangements—Ian Halifax Offer Letter.”
(10)	The vesting commencement date of this RSU grant is March 15, 2016. This award is subject to vesting acceleration on the terms described in “—Executive Employment Arrangements—Ian Halifax Offer Letter.”
(11)	Consists of two RSU grants, one with respect to 28,332 shares and one with respect to 5,952 shares. The first RSU grant will vest as to 50% of the RSUs on the first quarterly RSU vesting date (described below) on or following the second anniversary of the applicable vesting commencement date, with the remaining 50% vesting on an equal annual basis over the following two years, subject to continuous service with us. The second RSU grant will vest as to 100% of the RSUs on March 15, 2018, subject to the Company achieving FY18 revenue and EBIT targets, which were not achieved. Our quarterly RSU vesting dates are March 15, June 15, September 15 and December 15. The vesting commencement date for this RSU is March 30, 2017. This award is subject to vesting acceleration on the terms described in “—Executive Employment Arrangements—Ian Halifax Offer Letter.”
(12)	Consists of two option grants, one with respect to 88,520 underlying shares and one with respect to 20,833 underlying shares. The first option grant was fully vested upon grant. For the second option grant, 1/24 of the shares subject to this option grant vest on August 1, 2017 and on August 30, 2017, and each month thereafter, subject to continuous service with us. The award is subject to vesting acceleration on the terms described in “—Executive Employment Arrangements—Ian Halifax offer Letter.”
(13)	These are RSUs that will vest as to 37.5% of the RSUs on March 15, 2018, and as to the remaining 62.5% on an equal quarterly basis over the following five quarters, subject to continuous service with us. Our quarterly RSU vesting dates are March 15, June 15, September 15 and December 15. This award is subject to vesting acceleration on the terms described in “—Executive Employment Arrangements—Ian Halifax Offer Letter.”
(14)	Consists of two option grants, one with respect to 83,333 underlying shares and one with respect to 83,332 underlying shares. 1/48 of the shares subject to the first option grant vest each month following March 31, 2015, and 1/48 of the shares subject to the second option grant vest each month following February 1, 2016, subject to continuous service with us. Each award is subject to vesting acceleration on the terms set forth in the Company’s Executive Change of Control and Severance Policy.
(15)	The vesting commencement date of this RSU grant is March 15, 2016. This award is subject to vesting acceleration on the terms set forth in the Company’s Executive Change of Control and Severance Policy.
(16)	Consists of two RSU grants, one with respect to 41,665 shares and one with respect to 5,952 shares. The first RSU grant will vest as to 50% of the RSUs on the first quarterly RSU vesting date (described below) on or following the second anniversary of the applicable vesting commencement date, with the remaining 50% vesting on an equal annual basis over the following two years, subject to continuous service with us. The second RSU grant will vest as to 100% of the RSUs on March 15, 2018, subject to the Company achieving FY18 revenue and EBIT targets, which were not achieved. Our quarterly RSU vesting dates are March 15, June 15, September 15 and December 15. The vesting commencement date for this RSU is March 30, 2017. This award is subject to vesting acceleration on the terms set forth in our Executive Change of Control and Severance Policy.
(17)	Consists of one option grant with respect to 83,333 underlying shares. 1/24 of the shares subject to this option grant vest on August 1, 2017 and on August 30, 2017 and each month thereafter, subject to continuous service with us. The award is subject to vesting acceleration on the terms set forth in our Executive Change of Control and Severance Policy.
(18)	These are RSUs that will vest as to 37.5% of the RSUs on March 15, 2018, and as to the remaining 62.5% on an equal quarterly basis over the following five quarters, subject to continuous service with us. Our quarterly RSU vesting dates are March 15, June 15, September 15 and December 15. The vesting commencement date for this RSU is June 30, 2017. This award is subject to vesting acceleration on the terms set forth in our Executive Change of Control and Severance Policy.
(19)	This exercise price reflects the effect of the stock option repricing that occurred in May 2017.

Director Compensation

We do not currently have a formal compensation policy for our directors. During fiscal 2017 and 2018, our directors did not receive any cash compensation for their services as directors or as board committee members. We did not pay or accrue any compensation for Messrs. Grosser, Schaepe or Sonsini for fiscal 2017 and 2018.

The 2017 Plan provides that all non-employee directors are eligible to receive all types of awards (except for incentive stock options) under the 2017 Plan. In order to provide an annual maximum limit on the awards that can be made to our non-employee directors, our 2017 Plan provides that in any given year a non-employee director will not receive awards having a fair market value as of the date of grant greater than $500,000, increased to $1,000,000 in connection with his or her initial service, as determined under GAAP. The maximum limits do not reflect the intended size of any potential grants or a commitment to make grants to our non-employee directors under our 2017 Plan in the future.

Fiscal 2018 Director Compensation Table

The table below shows the equity and other compensation granted to our non-employee directors during fiscal 2018. Ken Klein, our former Chairman and Chief Executive Officer and a former member our Board of Directors, and Kieran Harty, our Chief Technology Officer and a member of our Board of Directors, were our employees during fiscal 2018, and received no additional compensation for their services as members of our Board of Directors. The compensation received by Mr. Klein and Mr. Harty, as named executive officers, during fiscal 2017 and 2018 is presented in “Executive Compensation—Fiscal 2017 and 2018 Summary Compensation Table.”

Name	Fiscal Year	Stock Awards ($)(1)	Option Awards ($)(1)		All Other Compensation ($)	Total ($)
John Bolger(2)	2018	—	75,880	(3)	—	75,880
Charles Giancarlo(4)	2018	—	91,087	(5)	—	91,087
Adam Grosser	2018	—	—		—	—
Jeff Horing(6)	2018	—	—		—	—
Harvey Jones(7)	2018	—	29,040	(8)	—	29,040
Christopher Schaepe	2018	—	—		—	—
Peter Sonsini	2018	—	—		—	—

(1)	The amounts in the Stock Awards and Option Awards columns represent the aggregate grant date fair value of the awards as computed in accordance with FASB Accounting Standards Codification Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. The assumptions used in calculating the aggregate grant date fair value of the awards reported in this column are set forth in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2018. For options modified during the year, only the incremental expense is included.
(2)	Mr. Bolger resigned from our Board of Directors in March 2018.
(3)	Represents incremental expense from the modification of Option Awards to exercise an aggregate of 29,166 shares of our common stock.
(4)	Mr. Giancarlo resigned from our Board of Directors in August 2017.
(5)	Represents incremental expense from the modification of Option Awards to exercise an aggregate of 29,166 shares of our common stock.
(6)	Mr. Horing resigned from our Board of Directors in June 2017.
(7)	Mr. Jones resigned from our Board of Directors in March 2018.
(8)	Represents incremental expense from the modification of Option Awards to exercise an aggregate of 33,333 shares of our common stock.

The following table lists all outstanding equity awards held by our non-employee directors as of January 31, 2018. Outstanding equity awards held by Mr. Klein and Mr. Harty as of January 31, 2018 are presented in “Executive Compensation—Fiscal 2018 Outstanding Equity Awards at Year-End.”

			Option Awards(1)							Stock Awards(1)
Name	Grant Date		Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price Per Share ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
John Bolger(3)	12/7/2015	(5)	15,190	13,976	(7)	13.68	12/07/2025	—		—
	9/20/2016		—	—		—	—	4,166	(9)	23,379
Harvey Jones(4)	3/5/2014	(6)	31,944	1,389	(8)	13.68	03/05/2024	—		—
	9/20/2016		—	—		—	—	4,166	(9)	23,379

(1)	Each of the options and stock awards was granted in connection with the non-employee director’s services as a director or board committee member. Each of the awards was granted pursuant to our 2008 Stock Plan.
(2)	This amount reflects the fair value of our common stock of $5.62, which was the closing price on the NASDAQ Global Market of our common stock on as of January 31, 2018, the last business day of Fiscal 2018.
(3)	Mr. Bolger resigned from our board of directors in March 2018.
(4)	Mr. Jones resigned from our board of directors in March 2018.
(5)	This grant was originally granted on December 7, 2015 with an exercise price of $25.92 per share and was modified on May 30, 2017 to reduce the exercise price to $13.68 per share.
(6)	This grant was originally granted on March 5, 2014 with an exercise price of $16.50 per share and was modified on May 30, 2017 to reduce the exercise price to $13.68 per share.
(7)	1/48 of the shares subject to this option vest each month following December 7, 2015, subject to continuous service with us. In addition, upon a “change of control” (as defined in the 2008 Stock Plan), the then-outstanding and unvested shares subject to the option will become fully vested and exercisable, subject to continuous service with us.
(8)	1/48 of the shares subject to this option vest each month following March 5, 2014, subject to continuous service with us. In addition, upon a “change of control” (as defined in the 2008 Stock Plan), the then-outstanding and unvested shares subject to the option will become fully vested and exercisable, subject to continuous service with us.
(9)	These are restricted stock units (RSUs) which will vest as to 12.5% of the RSUs on each of our quarterly RSU vesting dates (described below) following September 20, 2016, subject to continuous service with us. Upon a “change of control” (as defined in the 2008 Stock Plan), any unvested RSUs will immediately vest, subject to continuous service with us. Our quarterly RSU vesting dates are March 15, June 15, September 15 and December 15.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our Board of Directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of January 31, 2018.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders(2)	8,215,437	$14.61	51,165

(1)	The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying restricted stock units, which have no exercise price.
(2)	Includes the following plans: Tintri, Inc. 2017 Equity Incentive Plan (“2017 Plan”) and Tintri, Inc. 2017 Employee Stock Purchase Plan (“ESPP”). Our 2017 Plan provides that on the first day of each fiscal year beginning in fiscal 2018, the number of shares of our common stock available for issuance thereunder is automatically increased by a number equal to the least of (i) 4,537,000 shares of our common stock, (ii) 5% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as our Board of Directors may determine. Our ESPP provides that on the first day of each fiscal year beginning in fiscal 2018, the number of shares of our common stock available for issuance thereunder is automatically increased by a number equal to the least of (i) 907,000 shares of our common stock, (ii) 1.0% of the outstanding shares of our common stock on the last day of the immediately preceding fiscal year, or (iii) such other amount as our Board of Directors may determine. On February 1, 2018, the number of shares of our common stock available for issuance under our 2017 Plan and our ESPP increased by 1,566,204 shares and 313,240 shares, respectively, pursuant to these provisions, which shares are not included in the above table.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 18, 2018 for:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors and nominees for director; and

•	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 33,920,522 shares of our common stock outstanding as of May 18, 2018. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of our common stock subject to options and warrants held by the person that are currently exercisable or exercisable within 60 days of May 18, 2018 and issuable upon the vesting of RSUs held by the person within 60 days of May 18, 2018. However, we did not deem such shares of our common stock outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Tintri, Inc., 303 Ravendale Drive, Mountain View, California 94043. The information provided in the table is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
5% Stockholders:
Entities affiliated with New Enterprise Associates(1)	6,219,583	17.8%
Entities affiliated with Silver Lake Kraftwerk(2)	5,408,450	15.9%
Entities affiliated with Insight Venture Partners(3)	4,501,054	13.3%
Lightspeed Venture Partners VIII, L.P.(4)	3,900,352	11.3%
Named Executive Officers and Directors:
Christopher Schaepe(5)	3,900,352	11.3%
Kieran Harty(6)	2,024,219	5.9%
Ken Klein(7)	1,336,122	3.9%
Ian Halifax(8)	203,658	*
Adam Grosser	—	—
Michael McGuire	—	—
Peter Sonsini	—	—
All current executive officers and directors as a group (6 persons)(9)	5,981,984	17.2%

*	Represents beneficial ownership of less than 1%.
(1)	Based on information reported on a Schedule 13D/A filed with the SEC on March 6, 2018, this represents (i) 5,248,359 shares held by New Enterprise Associates 12, Limited Partnership (“NEA 12”), (ii) 5,000 shares held by NEA Ventures 2008, Limited Partnership (“Ven 2008”), and (iii) warrants we have issued to NEA 12 to purchase up to 971,224 shares of common stock that are exercisable within 60 days of May 18, 2018. The shares directly held by NEA 12 are indirectly held by NEA Partners 12, Limited Partnership (“NEA Partners 12”), the sole general partner of NEA 12, NEA 12 GP, LLC (“NEA 12 LLC”), the sole general partner of NEA Partners 12 and each of the individual Managers of NEA 12 LLC. The individual Managers of NEA 12 LLC are M. James Barrett, Peter J. Barris, Forest Baskett, Patrick J. Kerins and Scott D. Sandell. The shares directly held by Ven 2008 are indirectly held by Karen P. Welsh, the general partner of Ven 2008. Messrs. Barrett, Barris, Baskett, Kerins and Sandell, and NEA Partners 12 and NEA 12 LLC share voting and dispositive power with regard to our securities directly held by NEA 12. Karen P. Welsh has voting and dispositive power with regard to our securities held by Ven 2008. The address of each of these entities is 1954 Greenspring Drive, Suite 600, Timonium, MD 21093.
(2)	Based on information reported on a Schedule 13D/A filed with the SEC on March 2, 2018, this represents (i) 5,245,658 shares held by Silver Lake Kraftwerk Fund, L.P., and (ii) 162,792 shares held by Silver Lake Technology Investors Kraftwerk, L.P. (collectively, the “Silver Lake Shares”). Silver Lake Group, L.L.C., a Delaware limited liability company (“SLG”), is the managing member of SLTA Kraftwerk (GP), L.L.C., a Delaware limited liability company (“SLTA GP”), which is the general partner of Silver Lake Technology Associates Kraftwerk, L.P., a Delaware limited partnership (“SLTA”), which is the general partner of Silver Lake Kraftwerk Fund, L.P., a Delaware limited partnership (“SLK”). SLTA is also the general partner of Silver Lake Technology Investors Kraftwerk, L.P., a Delaware limited partnership (“SLTI”). As general partner of each of SLK and SLTI, SLTA may be deemed to share voting and dispositive power with respect to Silver Lake Shares. As the general partner of SLTA, SLTA GP and its managing member, SLG, may each be deemed to share voting and dispositive power with respect to the Silver Lake Shares.
(3)

Based on information reported on a Schedule 13D/A filed with the SEC on March 5, 2018 and a Form 4 filed with the SEC on March 9, 2018, this represents (i) 1,992,390 shares held by Insight Venture Partners VIII, L.P., (ii) 557,411 shares held by Insight Venture Partners (Delaware) VIII, L.P., (iii) 523,709 shares held by Insight Venture Partners (Cayman) VIII, L.P., (iv) 35,057 shares held by Insight Venture Partners VIII (Co-Investors), L.P., and (v) 1,392,487 shares held by Star Trinity, L.P. The general partner of Insight Venture Partners VIII, L.P., Insight Venture Partners (Cayman) VIII, L.P., Insight Venture Partners (Delaware) VIII, L.P., and Insight Venture Partners VIII (Co-Investors), L.P. (collectively, “Fund VIII”) is Insight Venture Associates VIII, L.P. The general partner of Insight Venture Associates VIII, L.P. is Insight Venture Associates VIII, Ltd., the sole shareholder of which is Insight Holdings Group, LLC. The general partner of Star Trinity, L.P. is Star

Trinity GP, LLC. The sole member of Star Trinity GP, LLC is Insight Venture Management, LLC, the sole member of which is Insight Holdings Group, LLC. Jeffrey Horing, Deven Parekh, Peter Sobiloff, Michael Triplett and Jeffrey Lieberman are the members of the board of managers of Insight Holdings Group, LLC and may be deemed to hold voting and dispositive power over the shares held by Fund VIII and Star Trinity, L.P. The address for Fund VIII is c/o Insight Venture Partners, 1114 Avenue of the Americas, 36th Floor, New York, NY, 10036. The address for Star Trinity, L.P. is c/o Star Trinity GP, LLC, 1114 Avenue of the Americas, 36th Floor, New York, NY, 10036. The foregoing is not an admission by any of Insight Holdings Group, LLC, Insight Venture Associates VIII, L.P., Insight Venture Associates VIII, Ltd., Star Trinity GP, LLC or Insight Venture Management, LLC that it is the beneficial owner of any of the shares held by Fund VIII or Star Trinity, L.P.
(4)	Based on information reported on a Schedule 13D/A filed with the SEC on March 2, 2018, this represents (i) 3,384,215 shares held by Lightspeed Venture Partners VIII, L.P. (“LVP VIII”), and (ii) warrants we have issued to LVP VIII to purchase up to 516,137 shares of common stock that are exercisable within 60 days of May 18, 2018. Lightspeed Ultimate General Partner VIII, Ltd. (“LUGP”) is the general partner of Lightspeed General Partner VIII, L.P., which is the general partner of LVP VIII. As such, LUGP possesses the power to direct the voting and disposition of the shares owned by LVP VIII and may be deemed to have indirect beneficial ownership of the shares held by LVP VIII. Christopher J. Schaepe, Barry Eggers, Ravi Mhatre and Peter Nieh are the directors of LUGP and possess the power to direct the voting and disposition of the shares owned by LVP VIII and may be deemed to have indirect beneficial ownership of the shares held by LVP VIII. The address for each of these entities is 2200 Sand Hill Road, Menlo Park, CA 94025.
(5)	Consists of the shares listed in footnote (4) above, which are held of record by Lightspeed Venture Partners VIII, L.P.
(6)	Consists of (i) 1,715,096 shares held by Mr. Harty, (ii) 259,723 shares subject to options exercisable within 60 days of May 18, 2018, (iii) 31,250 shares subject to RSU release with 60 days of May 18, 2018, and (iv) 18,150 shares held by Cari Harty, Mr. Harty’s spouse.
(7)	Consists of (i) 553,902 shares held by Mr. Klein and (ii) 782,220 shares subject to options exercisable within 60 days of May 18, 2018. Mr. Klein resigned as Chief Executive Officer of the Company effective April 2, 2018.
(8)	Consists of (i) 62,703 shares held by Mr. Halifax and (ii) 138,955 shares subject to options exercisable within 60 days of May 18, 2018. Mr. Halifiax resigned as Chief Financial Officer of the Company effective April 30, 2018.
(9)	Consists of (i) 5,157,186 shares beneficially owned by our current executive officers and directors, (ii) 271,684 shares subject to options exercisable within 60 days of May 18, 2018, (iii) 36,977 shares subject to RSU release with 60 days of May 18, 2018, and (iv) warrants we have issued to purchase up to 516,137 shares of commons stock that are issuable within 60 days of May 18, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition to the executive officer and director compensation arrangements discussed above in the section titled “Board of Directors” and “Executive Compensation,” the following is a description of each transaction since January 3, 2017 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amounts involved exceeded or will exceed $120,000; and

•	any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or entities affiliated with them, or any immediate family members of or person sharing the household with any of these individuals, had or will have a direct or indirect material interest.

Investors’ Rights Agreement

We are party to an investors’ rights agreement which provides, among other things, that certain holders of our capital stock, including Ken Klein, our former Chairman and Chief Executive Officer and former member of our board of directors, Ian Halifax, our former Chief Financial Officer, and Kieran Harty, our Chief Technology Officer and a member of our board of directors, Cari Harty, Mr. Harty’s spouse, and entities affiliated with each of Insight Venture Partners, Lightspeed Venture Partners, New Enterprise Associates and Silver Lake Kraftwerk, each of which beneficially owns 5% or more of our capital stock or with which certain of our directors or former directors are affiliated, have the right to demand that we file a registration statement or request that their shares of our capital stock be included on a registration statement that we are otherwise filing.

Loans to Executive Officers

We entered into a partially recourse note and security agreement with Mr. Klein in October 2013. In connection with this promissory note, we loaned Mr. Klein $6,398,302 for the purchase price of 687,989 shares of our common stock issued pursuant to the exercise of stock options held by Mr. Klein. This loan bore interest at the rate of 1.92% per annum. As of April 30, 2017, the outstanding balance of this loan was $6,843,971. On June 1, 2017, Mr. Klein repaid this loan in full through our repurchase of 501,104 shares of his common stock. Such shares were valued at $13.68 per share, which was the fair value of our common stock as determined by the compensation committee of our board of directors on the date of repurchase.

We entered into a full recourse note and security agreement with Mr. Halifax in December 2013. In connection with this promissory note, we loaned Mr. Halifax $1,144,412 for the purchase price of 123,055 shares of our common stock issued pursuant to the exercise of a stock option held by Mr. Halifax. This loan bore interest at the rate of 1.64% per annum. As of April 30, 2017, the outstanding balance of this loan was $1,209,283. On June 1, 2017, Mr. Halifax repaid this loan in full through our repurchase of 88,520 shares of his common stock. Such shares were valued at $13.68 per share, which was the fair value of our common stock as determined by the compensation committee of our board of directors on the date of repurchase.

Note Purchase Agreement

On February 26, 2018, we issued an aggregate of $12.3 million of convertible promissory notes (“Notes”) under that certain Note Purchase Agreement (the “Note Purchase Agreement”) that we entered into with certain of our stockholders in May 2017, as amended in June 2017. On February 27, 2018, we issued an additional $10.8 million of Notes and issued an additional $1.9 million of convertible promissory notes on March 5, 2018. Parties to the amended Note Purchase Agreement include venture capital funds that beneficially own 5% or more of our outstanding capital stock and/or were or are represented on our Board of Directors.

Under the Note Purchase Agreement, we agreed to sell Notes having a maximum aggregate principal amount of $25.0 million subject to the terms and conditions set forth in the Note Purchase Agreement. The Notes have an interest rate of 8% per annum and will mature 18 months from the date of issuance. If the Notes remain outstanding on or after December 1, 2019, at our election, pursuant to the approval of a majority of the members of our Board of Directors, the Notes will convert into shares of our common stock at the IPO price of $7.00 per share, provided that any Notes issued to entities affiliated with one of our existing stockholders that is a party to the Note Purchase Agreement will be converted at the average price of our common stock on the NASDAQ Stock Market over the 30-day period preceding the conversion. The Notes are subject to acceleration upon the occurrence of an event of default, which include nonpayment, breach of representations and warranties, breach of covenants and the occurrence of certain bankruptcy or insolvency events.

The following table presents the aggregate principal amount of Notes that such stockholders have purchased under the amended Note Purchase Agreement:

Investor	Aggregate Principal Amount
New Enterprise Associates 12, Limited Partnership(1)	$6,775,000
Lightspeed Venture Partners VIII, L.P.(2)	$4,275,000
Entities affiliated with Silver Lake(3)	$6,425,000
Entities affiliated with Insight Venture Partners(4)	$6,325,000

(1)	Peter Sonsini, a member of our Board of Directors, is affiliated with New Enterprise Associates 12, Limited Partnership.
(2)	Christopher Schaepe, a member of our Board of Directors, is affiliated with Lightspeed Venture Partners VIII, L.P.
(3)	Entities affiliated with Silver Lake holding our securities whose shares are aggregated for purposes of reporting share ownership information include Silver Lake Kraftwerk Fund, L.P. and Silver Lake Technology Investors Kraftwerk, L.P. Adam Grosser, a member of our Board of Directors, is affiliated with Silver Lake.
(4)	Entities affiliated with Insight Venture Partners holding our securities whose shares are aggregated for purposes of reporting share ownership information include Insight Venture Partners VIII, L.P., Insight Venture Partners (Delaware) VIII, L.P., Insight Venture Partners (Cayman) VIII, L.P., Insight Venture Partners VIII (Co-Investors), L.P. and Star Trinity, L.P. Jeffrey Horing, a former member of our Board of Directors, is affiliated with Insight Venture Partners.

Issuance of Common Stock and Warrants

In June 2017, we amended our certificate of incorporation to eliminate certain variable rate anti-dilution adjustments to the conversion ratios of our Series E, E-1 and F preferred stock that would otherwise result from the issuance of shares in our initial public offering and replaced them with certain fixed conversion ratios for purposes of our initial public offering. Pursuant to these fixed conversion ratios, an additional 7,382,007 shares of our common stock were issued to holders of our Series E, E-1 and F preferred stock, as well as holders of our newly created shares of E-2 and F-2 preferred stock, who we refer to as the Series E-2 and F-2 Holders, upon the conversion of their shares immediately prior to the closing of our initial public offering. We also issued warrants to purchase up to 1,666,665 shares of common stock to the Series E-2 and F-2 Holders. The warrants have a term of ten years from the date of grant and have an exercise price of $16.44 per share, which represents 1.2x the fair value of our common stock as of the date of grant. The warrants may be exercised on a cashless basis.

Stockholders participating in the foregoing transactions include members of our Board of Directors and executive officers, as well as venture capital funds that beneficially own 5% or more of our outstanding capital stock and/or were represented on our Board of Directors. The following table summarizes the issuance of common stock and warrants to purchase common stock to related persons:

	Number of Additional Shares of Common Stock	Number of Shares Purchasable Upon Exercise of Warrants
Entities affiliated with Silver Lake Kraftwerk(1)	3,042,678	—
Entities affiliated with Insight Venture Partners(2)	2,975,316	—
New Enterprise Associates 12, Limited Partnership(3)	520,107	971,224
Lightspeed Venture Partners VIII, L.P.(4)	276,399	516,137
Entities affiliated with Menlo Ventures(5)	96,108	179,304
H.C. Jones Living Trust(6)	22,705	—
Ken Klein	13,623	—
Ian Halifax	9,081	—

(1)	Entities affiliated with Silver Lake holding our securities whose shares are aggregated for purposes of reporting share ownership information include Silver Lake Kraftwerk Fund, L.P. and Silver Lake Technology Investors Kraftwerk, L.P. Adam Grosser, a member of our Board of Directors, is affiliated with Silver Lake.
(2)	Entities affiliated with Insight Venture Partners holding our securities whose shares are aggregated for purposes of reporting share ownership information include Insight Venture Partners VIII, L.P., Insight Venture Partners (Delaware) VIII, L.P., Insight Venture Partners (Cayman) VIII, L.P., Insight Venture Partners VIII (Co-Investors), L.P. and Star Trinity, L.P. Jeffrey Horing, a former member of our Board of Directors, is affiliated with Insight Venture Partners.
(3)	Peter Sonsini, a member of our Board of Directors, is affiliated with New Enterprise Associates 12, Limited Partnership.
(4)	Christopher Schaepe, a member of our Board of Directors, is affiliated with Lightspeed Venture Partners VIII, L.P.
(5)	Entities affiliated with Menlo Ventures whose shares are aggregated for purposes of reporting share ownership information include Menlo Ventures XI, L.P. and MMEF XI, L.P.
(6)	Harvey Jones, a former member of our Board of Directors, is affiliated with the H.C. Jones Living Trust.

Participation in our Initial Public Offering

Certain of our existing stockholders, including entities affiliated with Lightspeed Venture Partners, New Enterprise Associates and Silverlake Kraftwerk, who are affiliated with members of our Board of Directors, and entities affiliated with Insight Venture Partners and Menlo Ventures, purchased an aggregate of approximately $23.5 million in shares of our common stock in our initial public offering at the initial public offering price.

Policies and Procedures for Related Person Transactions

Our Audit Committee has the primary responsibility for reviewing and approving or disapproving “related party transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this responsibility, a related person is defined as a director, executive officer, nominee for director or a stockholder who beneficially owns greater than 5% of our outstanding common stock and their affiliates, in each case since the beginning of the most recently completed fiscal year, and their immediate family members. Our Audit Committee charter provides that our Audit Committee shall review and approve or prohibit in advance any related person transactions. Our Board of Directors has adopted a formal written policy providing that we are not permitted to enter into any transaction that exceeds $120,000 and in which any related person has a direct or indirect material interest without the consent of our Audit Committee. In approving or rejecting any such transaction, our Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to our Audit Committee, including, among other factors, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

DIRECTOR INDEPENDENCE

Our stock is listed on the NASDAQ Global Market, or NASDAQ. Under the rules of NASDAQ, independent directors must comprise a majority of a listed company’s board of directors within a specified period of the completion of its initial public offering. In addition, the rules of NASDAQ require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of NASDAQ, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act.

In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or be an affiliated person of the listed company or any of its subsidiaries.

Our Board of Directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, our Board of Directors determined that Adam Grosser, Christopher Schaepe and Peter Sonsini, representing three of our five directors, were “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of NASDAQ.

Item 14. Principal Accountant Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees for professional audit services and other services rendered to our company by KPMG for the fiscal years ended January 31, 2018 and 2017.

	Fiscal Year
	2018	2017
Audit Fees(1)	$2,601,215	$1,916,287
Audit-Related Fees(2)	117,448	25,900
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$2,718,663	$1,942,187

(1)	Audit fees consist of professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our Annual Report on Form 10-K and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years. Fees for the fiscal year ended January 31, 2018 also consisted of professional services rendered in connection with our Registration Statement on Form S-1 related to the initial public offering of our common stock completed in July 2017.
(2)	Audit-related fees consist of fees for professional services for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations concerning financial accounting and reporting standards.

Auditor Independence

In the fiscal year ended January 31, 2018, there were no other professional services provided by KPMG, other than those listed above, that would have required our Audit Committee to consider their compatibility with maintaining the independence of KPMG.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee has established a policy governing our use of the services of our independent registered public accounting firm. Under this policy, our Audit Committee is required to pre-approve all audit and permissible non-audit services, other than de minimis non-audit services, performed by our independent registered public accounting firm in order to ensure that the provision of such services does not impair the public accountants’ independence. All fees paid to KPMG for the fiscal years ended January 31, 2018 and 2017 were pre-approved by our Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

No financial statements are filed with this Amendment.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed with this Amendment.

(a)(3) Exhibits

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference, in this report. We are filing the following documents as exhibits to this Amendment:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tintri, Inc.

Date: May 31, 2018	By:	/s/ Tom Barton
Tom Barton
Chief Executive Officer, Interim Chief Financial Officer and Director